Form 10-Q
period 2008-03-31
Aftermarket Enterprises, Inc.
filed 2008-05-15
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 333-141676

Aftermarket Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Nevada

20-5354797

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

4339 Santa Fe Road #48-D, San Luis Obispo, CA   93401-3306

 (Address of principal executive offices)  (Zip Code)

(805) 457-6999

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

1,592,452  shares of $0.001 par value common stock on May 13, 2008

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Aftermarket Enterprises, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2008

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

AFTERMARKET ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)

ASSETS
Current assets
Cash	$ 21,387	$ 549
Other current assets	1,838	1,057
Total current assets	23,225	1,606

Website (net of amortization of $18,795 at March 31, 2008 and $15,827 at December 31, 2007)	16,815	19,783
Total assets	$ 40,040	$ 21,389

LIABILITIES
Current liabilities
Accounts payable	$ 52,378	$ 25,625
Accrued liabilities	680	1,936
Accrued interest	69	-
Loan payable – stockholders	21,000	-

Total liabilities	74,127	27,561

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock: ($0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding)	-	-
Common Stock: ($0.001 par value, 90,000,000 shares authorized; 1,592,452 and 1,592,452 shares issued and outstanding at March 31, 2008 and December 31, 2007 , respectively)	1,592	1,592
Additional paid in capital	58,653	58,653
Accumulated deficit	(94,332)	(66,417)

Total stockholders’ equity (deficit)	(34,087)	(6,172)

Total liabilities and stockholders’ equity (deficit)	$ 40,040	$ 21,389

See Accompanying Notes to the Financial Statements.

AFTERMARKET ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended March 31, 2008 and  2007

	Three months ended March 31, 2008	Three months ended March 31, 2007

Revenues
Sales (net of returns)	$ 50,732	$ 66,012
Costs of goods sold	54,378	49,152
Gross profit (loss)	(3,646)	16,860

Operating expenses

Amortization expense	2,968	2,968
Credit card discounts	2,243	1,753
Payroll expenses	1,714	9,860
Other general & administrative	13,199	6,356
Legal and professional fees	3,652	10,612
Total operating expenses	23,776	31,549

Net loss from operations	(27,422)	(14,689)

Interest expense	69	782
Penalties and settlements	424	-
Provision for income taxes	-	-

Net loss	$ (27,915)	$ (15,471)

Net loss per common share	$ (0.02)	$ (0.01)

Weighted average number of common shares used in calculation	1,592,452	1,100,000

See Accompanying Notes to the Financial Statements.

AFTERMARKET ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2008

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

December 31, 2007	1,592,452	$ 1,592	$ 58,653	$ (66,417)	$ (6,172)

Net loss for period	-	-	-	(27,915)	(27,915)

Balance, March 31, 2008	1,592,452	$ 1,592	$ 58,653	$ (94,332)	$ (34,087)

See Accompanying Notes to the Financial Statements.

AFTERMARKET ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Cash Flows from Operating Activities
Net loss	$ (27,915)	$ (15,471)
Adjustment for items not involving cash:
Amortization expense	2,968	2,968
Accrued interest	69	780
Change in non-cash working capital items:

(Increase) decrease in other current assets	(781)	(704)
Increase (decrease) in accounts payable	26,753	9,678
Increase (decrease) in accrued liabilities	(1,256)	2,692
Cash provided by (used in) operating activities	(162)	(57)

Cash Flow from Financing Activities
Proceeds from loan payable – stockholders	21,000	15,000
Proceeds from sale of common stock	-	-
Cash provided by financing activities	21,000	15,000

Increase (decrease) in cash position	20,838	14,943

Cash position at beginning of period	549	14,727

Cash position at end of period	$ 21,387	$ 29,670

Supplemental Information:
Stock issued for conversion of debt	$ -	$ 49,245

See Accompanying Notes to the Financial Statements.

AFTERMARKET ENTERPRISES, INC.

NOTE TO THE FINANCIAL STATEMENTS

For the three month periods ended March 31, 2008

Note 1- Basis of presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 2007, of Aftermarket Enterprises, Inc. (the "Company").

The interim financial statements present the balance sheet, statements of operations, and cash flows of Aftermarket Enterprises, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2008, and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Organization

Aftermarket Enterprises was incorporated on August 4, 2006, in the state of Nevada to acquire all of the assets of Aftermarket Express, Inc.  Aftermarket Express, Inc. is engaged in the sale of products for the automotive industry with a particular emphasis on accessories for sport utility vehicles.   On September 1, 2006, Aftermarket Enterprises completed the acquisition of Aftermarket Express, Inc. and now operates Aftermarket Express, Inc. as a wholly owned subsidiary of Aftermarket Enterprises, Inc.  Through the Aftermarket Express website www.EverythingSUV.com, the company sells automotive accessories to owners of sport utility vehicles.

Use of Estimates in the preparation of the financial statements

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $21,387 at March 31, 2008.

Note 2

Business Acquisitions

On September 1, 2006, we acquired Aftermarket Express, Inc. which is now our wholly owned subsidiary.  We purchased Aftermarket Express, Inc. from its stockholders for $31,300 paid in the form of $21,300 in cash and a $10,000, interest free Promissory Note with a maturity date of November 29, 2006.  The Promissory Note was paid in full on November 2, 2006.

Note 3

Commitments

On October 31, 2006, the Company entered into a 12-month office lease.  The lease requires monthly payments of $575.00.  The Company was required to pay a $575.00 security deposit.  The lease expired on October 31, 2007, and remains in effect on a month to month basis.

Note 4 Related Party Transactions

As of March 31, 2008, the Company had received loans totaling $21,000 from stockholders of the Company.  These loans bear an interest rate of 10% per year and mature in February 2009.  Both principal and accrued interest are due in full upon maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, and the plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as "forward-looking statements."

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended March 31, 2008 and 2007, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2007.

The Company’s accounting policies are more fully described in Note 1 of the consolidated financial statements.  As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  The Company believes that the following addresses the Company’s most critical accounting policies.

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  We recognize revenue as services are provided.  Revenues are reflected net of coupon discounts.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting  for Income Taxes” (“SFAS No. 109).  Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.

Plan of Operation

We have established a web store presence and supplier relationship in the aftermarket SUV accessories marketplace.  This presence was obtained through the purchase of the website and related business of Aftermarket Express, Inc.  We hope to leverage this presence into additional aftermarket accessories product lines.  Currently, our product line focuses on the SUV marketplace.  As we look to expand with the capital obtained from our offering, we hope to be able to take the same concept and broaden it to the overall aftermarket accessory marketplace instead of the niche of SUV accessories.

To expand our concept, we will need to create a broader web presence and may set up additional “web stores” to focus on the different segments in the aftermarket accessories marketplace.  Additionally, we will have to establish new supplier relationships to be able to offer a broader product line.  We believe the aftermarket accessories marketplace can be served through an online presence.  To this end, we purchased the website and related business of Aftermarket Express, Inc.  Through this purchase, we were able to obtain an instant online presence and revenue stream. Although this revenue stream is currently not profitable, management believes with minor changes, the current operations can become profitable.  This will require additional marketing efforts and better computer systems that can track customers and better target market to the customers.  Presently, the business we purchased has no follow up with customers to try and sell additional products to the customer.  The business is wholly dependent on internet searches to locate our web site or from repeat customers.  Management believes with a more aggressive marketing approach, our online presence can be expanded and sales can be increased.

Part of our overall objectives to increase sales will be to expand our product line.  Our products are currently limited to SUV accessories.  Management believes other car and truck accessory markets are available, particularly, those markets that are dominated by a younger consumer.  Management believes the younger consumers are more likely to purchase automobile accessories over the internet and are more likely to work on their own vehicles.  These markets would include the “Tuner” market. We define the Tuner market as a market segment that consists of individuals who customize import sedans, such as Honda Accords, Toyota Celicas and similar cars by adding performance enhancing products to them along with accessories that change their appearance.   The Tuner market is also referenced as the “sports compact” market. We believe this market has expanded in recent years and there are a number of websites catering to it.   With SUV sales continuing to decline with higher gas prices, we believe it is prudent for us to expand into the car accessories marketplace. We believe that any automobile accessories market can be accessed with the same business model.  Additionally, we believe the incremental cost of adding a broader product line will be small given the computer and distribution system can support a much broader product line.  Management feels the only substantial cost of expanding our product line is the inventory carrying cost which should be limited given we have most of our suppliers drop ship directly from their warehouses to our customers.

It is our belief that once a CRM-capable e-commerce system is in place for our current business, we will have the technology in place to enter the car accessories marketplace.  Since the technology and systems are not product specific, we believe we can duplicate our model for use in retailing these new product lines.  We do not feel our cost will increase substantially as we enter the new product lines.  We are hopeful that with the proceeds of our offering we can purchase additional equipment as well as acquire additional software support to be able to expand our web presence.  This will require additional marketing dollars to be able to increase our web based advertising to help drive business to our web site.  Some of our current suppliers, such as Alan Graham Motoring Accessories, Keystone Automotive Operations, Legacy Beyond Perfect Seat Covers, Lund International, Inc. and MacNeil Automotive Products Ltd. offer accessories for cars and we have notified them of our intention to expand our product offering.  Additionally, we plan to seek relationships with car accessory suppliers to be able to start offering additional products.  To this end, we have contacted several suppliers including Matrix Racing, Inc., J&A Auto Accessories, Import Tranz, LLC E&M Distributors, Inc. and New Level Motorsports about their ability to drop ship and product lines.  Until this offering is complete, we will limit our expansion plans since we do not have the available resources to launch new product lines.  Accordingly, we would expect our revenues to continue at the present levels until we have the capital resources to more aggressively expand our operations.  Once our offering is complete and we feel we have additional resources to pursue additional sites, we will follow up with the above suppliers about offering their products on a general automotive site.  At this time, no manufacturer or supplier, other than those we currently have relationships with, have indicated a willingness to supply us with general automotive supplies and until we have additional capital, we feel it would be premature to explore more of a relationship with the suppliers until our timing of such a web site is known.

Prior to our acquisition of the aftermarket accessories business, the management of Aftermarket Express, Inc. engaged in very little marketing or support activity and were able to generate sales by web searches, word of mouth and repeat customers.  We are hopeful that with an increased focus from management and additional marketing dollars, we will be able to increase sales leading to profitable operations.  This will require focusing more on the methods of attracting customers to a web site and will require placements with web search engines, appearances at auto shows and advertising in specialty magazines.  Currently, even with the proceeds of this offering, we will be limited on the amount of marketing we will be able to complete.  However, we are hopeful that initial efforts with the proceeds of this offering will allow us to determine the most effective advertising and marketing methods and allow us to focus on these areas.

Results of Operations

We continued to lose money during the three months ended March 31, 2008, with a net loss of $27,915 compared to a loss of $15,471 for the three months ended March 31, 2007.  We had sales of $50,732 for the three months ended March 31, 2008 compared to sales of $66,012 for the three months ended March 31, 2007.  Without additional revenue, we will continue to suffer losses as our sales are currently not high enough to cover our fixed expenses, particularly general and administrative.  Our general and administrative includes the cost of our employee and office lease.  Our general and administrative costs continued to increase as we started work on analyzing a new computer system, moved into a new office with the space to expand and incurred new audit and legal expenses.  We would expect employee costs to increase in the future as we expand operations and require additional personnel.   General and administrative expenses increased from the March 31, 2007, quarter to the March 31, 2008 quarter as a result of filing fees of $3,400 and accounting fees of $3,000 associated with the company’s SEC filings.  Currently, our president, Adam Anthony, is not taking a salary which is helping to reduce employee expenses.  Our legal and professional fees which include our audit and accounting fees continued to increase.  For the three months ended March 31, 2008, our legal and professional fees were $3,652 which were primarily associated with the audit and legal costs of our registration statement filed with the SEC.  We expect legal and accounting fees will continue for the foreseeable future and we expect them to remain at current levels.

Revenues were generated through our web site purchased in September 2006.  We did not engage in any additional marketing or advertising as we focused on revising our web site and marketing plan.  As a result of changes made to our product offerings and delays in increasing prices we had a net loss in gross profits.  We do not anticipate this to occur in the future as the product mix has been revised and prices increased.

Since we are not a manufacturer of the products we sell and we buy from suppliers, our cost of goods sold is somewhat out of our hands and we have limited markup capabilities if we want to stay price competitive.  On all products we carry, we perform a market analysis of the product and competing product prices both online and in available stores.  This analysis can generally be performed online without much difficulty.  Once a price point for a product is determined, we try and set the price at a competitive level, often matching competitor’s prices or slightly reducing our price over a competitor.  Since we typically have no inventory carrying cost, we generally can be competitive on price point.  Generally, our prices will be a double of our cost of goods except in instances where that particular product is widely available for less than double our cost.  If a product is widely available for less than double our cost, we typically match the lowest regular sale prices available.  As with most retail and online stores, we have to rely on higher sales volumes and keeping control of our other expenses to make a profit.

We anticipate cost of goods sold to return to historical levels in future quarters as we revised our product mix and increased prices to match increase from our vendors.  We are also reviewing our cost structure to see if there are areas we can reduce expenses why we try and reach profitability.

Liquidity and Capital Resources

As of March 31, 2008, we had a working capital deficit of $50,902.  We are hopeful with the proceeds from equity sales along with a focus on our sales activity that we will be able to eliminate our working capital deficit this year.  However, our ability to reduce our working capital deficit will be based on our ability to raise additional capital and increase our sales.  Liabilities increased during the quarter from December 31, 2007, as a result of charges for cost of goods sold in 2007 which were not received by the Company and booked until the first quarter of 2008 and a Loan from stockholders in the amount of $21,000.  The stockholder loans were similar to prior loans from our stockholders,  are due and payable in February 2009 and bear interest at the rate of 10% per annum.  Additionally under the terms of the notes, the Company may borrow up to $40,000 from one stockholder and $20,000 from the other.

Our primary source of liquidity in the past has been cash provided by debt instruments and operating activities.  Our working capital needs over the next 12 months consist primarily of marketing, software and equipment purchases, debt repayment and administrative expenses.   We are hopeful that with changes made to the business from that of the prior owners over the last several months, we will be able to meet our ongoing needs and rely on the proceeds of our offering for additional marketing, software and equipment purchases.  If our efforts to increase sales are not successful, we will have to obtain additional financing.  Presently, we do not feel bank financing is feasible and believe we would have to rely on loans from existing stockholders and management or further equity offerings.  At this time there are no commitments from any parties to provide further financing.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of March 31, 2008.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company’s access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

NA-Smaller Reporting Company

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2008.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a)

Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit #

Title of Document

Location

3 (i)

Articles of Incorporation

Incorporated by reference*

3 (ii)

Bylaws

Incorporated by reference*

4

Specimen Stock Certificate

Incorporated by reference*

10.1

Promissory Note-Ascendiant

This Filing

10.2

Promissory Note-Holmes

This Filing

31

Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO

This filing

32

Section 1350 Certification – CEO & CFO

This filing

______________

*Incorporated by reference from the original filing of Aftermarket Enterprises, Inc. registration statement on Form SB-2, file number 333-141676, filed on March 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aftermarket Enterprises, Inc.

(Registrant)

Date:                  15

May ____, 2008

By:  /s/ Adam Anthony

       Adam Anthony, CEO, Principal Accounting

       Officer and Director