Form 10-Q
period 2008-06-30
Aftermarket Enterprises, Inc.
filed 2008-08-14
CIK 1389217

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
1,592,452  shares of $0.001 par value common stock on August 5, 2008

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Aftermarket Enterprises, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2008

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

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	Unaudited
ASSETS
Current assets
Cash	$ 5,775	$ 549
Other current assets	1,859	1,057
Total current assets	7,634	1,606

Website (net of amortization of $21,763 at June 30, 2008 and $15,827 at December 31, 2007)	13,847	19,783
Total assets	$ 21,481	$ 21,389

LIABILITIES
Current liabilities
Accounts payable	$ 44,646	$ 25,625
Accrued liabilities	1,700	1,936
Accrued interest	601	-
Loan payable – stockholders	21,000	-

Total liabilities	67,947	27,561

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock: ($0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding)	-	-
Common Stock: ($0.001 par value, 90,000,000 shares authorized; 1,592,452 and 1,592,452 shares issued and outstanding at June 30, 2008 and December 31, 2007 , respectively)	1,592	1,592
Additional paid in capital	58,653	58,653
Accumulated deficit	(106,711)	(66,417)

Total stockholders’ equity (deficit)	(46,466)	(6,172)

Total liabilities and stockholders’ equity (deficit)	$ 21,481	$ 21,389

See Accompanying Notes to the Financial Statements.

AFTERMARKET ENTERPRISES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three and Six Months Ended June 30, 2008
and  2007

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Revenues
Sales (net of returns)	$ 36,760	$ 63,216	$ 87,491	$ 129,228
Costs of goods sold	23,706	46,161	78,084	95,313
Gross profit	13,054	17,055	9,407	33,915

Operating Expenses

Amortization expense	2,968	2,968	5,936	5,936
Credit card discounts	1,645	1,856	3,888	3,609
Payroll expenses	4,982	10,852	6,695	20,711
Other general & administrative	9,745	13,604	22,946	19,962
Legal and professional fees	5,571	5,340	9,223	15,951
Total operating expenses	24,911	34,620	48,688	66,169

Loss from operations	(11,857)	(17,565)	(39,281)	(32,254)

Other income (expense)
Interest income	12	-	12	-
Interest expense	(532)	(1,488)	(601)	(2,270)
Penalties and settlements	-	-	(424)	-
Provision for income taxes	-	-	-	-
Total other expense	(520)	(1,488)	(1,013)	(2,270)

Net loss	$ (12,377)	$ (19,053)	$ (40,294)	$ (34,524)

Net loss per common share	$ (0.01)	$ (.01)	$ (.03)	$ (0.02)

Weighted average number of common shares used in calculation	1,592,452	1,592,452	1,592,452	1,592,452
See Accompanying Notes to the Financial Statements.

AFTERMARKET ENTERPRISES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2008

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

December 31, 2007	1,592,452	$ 1,592	$ 58,653	$ (66,417)	$ (6,172)

Net loss for period	-	-	-	(40,294)	(40,294)

Balance, June 30, 2008	1,592,452	$ 1,592	$ 58,653	$ (106,711)	$ (46,466)

See Accompanying Notes to the Financial Statements.

AFTERMARKET ENTERPRISES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008
and 2007

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Cash Flows from Operating Activities
Net loss	$ (40,294)	$ (34,524)
Adjustment for items not involving cash:
Amortization expense	5,936	5,936
Accrued interest	601	2,270
Change in non-cash working capital items:
(Increase) in other current assets	(802)	(777)
Increase in accounts payable	19,021	9,306
Increase (decrease) in accrued liabilities	(236)	2,132
Cash (used in) operating activities	(15,774)	(15,657)

Cash Flow from Financing Activities
Proceeds from loan payable – stockholders	21,000	15,000
Cash provided by financing activities	21,000	15,000

Increase (decrease) in cash position	5,226	(657)

Cash position at beginning of period	549	14,727

Cash position at end of period	$ 5,775	$ 14,070

Supplemental Information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -
Stock issued for conversion of debt	$ -	$ 49,245

See Accompanying Notes to the Financial Statements.

AFTERMARKET ENTERPRISES, INC.
NOTE TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended June 30, 2008

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

The interim consolidated financial statements present the balance sheet, statements of operations, statement of stockholders’ deficit and cash flows of Aftermarket Enterprises, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2008, and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $5,775 in cash at June 30, 2008.

Note 2	Business Acquisitions

On September 1, 2006, we acquired Aftermarket Express, Inc. which is now our wholly owned subsidiary.  We purchased Aftermarket Express, Inc. from its stockholders for $31,300 paid in the form of $21,300 in cash and $10,000, interest free Promissory Note with a maturity date of November 29, 2006.  The Promissory Note was paid in full on November 2, 2006.

Note 3	Commitments

On October 31, 2006, the Company entered into a 12-month office lease.  The lease requires monthly payments of $575.00.  The Company was required to pay a $575.00 security deposit.  The lease expired on October 31, 2007, and remains in effect on a month to month basis.

Note 4 Related Party Transactions

As of June 30, 2008, the Company had received loans totaling $21,000 from stockholders of the Company.  These loans bear an interest rate of 10% per year and mature in February 2009.  Both principal and accrued interest are due in full upon maturity.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended June 30, 2008 and 2007, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2007.

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

Plan of Operations

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

It is our belief that once a CRM-capable e-commerce system is in place for our current business, we will have the technology in place to enter the car accessories marketplace.  Since the technology and systems are not product specific, we believe we can duplicate our model for use in retailing these new product lines.  We do not feel our cost will increase substantially as we enter the new product lines.  We are hopeful that with the proceeds of our offering we can purchase additional equipment as well as acquire additional software support to be able to expand our web presence.  This will require additional marketing dollars to be able to increase our web based advertising to help drive business to our web site.  Some of our current suppliers, such as Alan Graham Motoring Accessories, Keystone Automotive Operations, Legacy Beyond Perfect Seat Covers, Lund International, Inc. and MacNeil Automotive Products Ltd. offer accessories for cars and we have notified them of our intention to expand our product offering.  Additionally, we plan to seek relationships with car accessory suppliers to be able to start offering additional products.  To this end, we have contacted several suppliers including Matrix Racing, Inc., J&A Auto Accessories, Import Tranz, LLC E&M Distributors, Inc. and New Level Motorsports about their ability to drop ship and product lines.  Until our offering is complete, we will limit our expansion plans since we do not have the available resources to launch new product lines.  Accordingly, we would expect our revenues to continue at the present levels until we have the capital resources to more aggressively expand our operations.  Once our offering is complete and we feel we have additional resources to pursue additional sites, we will follow up with the above suppliers about offering their products on a general automotive site.  At this time, no manufacturer or supplier, other than those we currently have relationships with, have indicated a willingness to supply us with general automotive supplies and until we have additional capital, we feel it would be premature to explore more of a relationship with the suppliers until our timing of such a web site is known.

Prior to our acquisition of the aftermarket accessories business, the management of Aftermarket Express, Inc. engaged in very little marketing or support activity and were able to generate sales by web searches, word of mouth and repeat customers.  We are hopeful that with an increased focus from management and additional marketing dollars, we will be able to increase sales leading to profitable operations.  This will require focusing more on the methods of attracting customers to a web site and will require placements with web search engines, appearances at auto shows and advertising in specialty magazines.  Currently, even with the proceeds of our offering, we will be limited on the amount of marketing we will be able to complete.  However, we are hopeful that initial efforts with the proceeds of our offering will allow us to determine the most effective advertising and marketing methods and allow us to focus on these areas.

Results of Operations

We continued to lose money during the three months ended June 30, 2008, with a net loss of $12,377 compared to a loss of $19,053 for the three months ended June 30, 2007.   For the six months ended June 30, 2008, we had a net loss of $40,294 compared to a net loss for the six months ended June 30, 2007, of $34,524.  We had sales of $36,760 for the three months ended June 30, 2008 compared to sales of $63,216 for the three months ended June 30, 2007.  Without additional revenue, we will continue to suffer losses as our sales are currently not high enough to cover our fixed expenses, particularly general and administrative.  Our general and administrative includes the cost of our employee and office lease.  Our general and administrative costs continued to increase as we started work on analyzing a new computer system, moved into a new office with the space to expand and incurred new audit and legal expenses.  We would expect employee costs to increase in the future as we expand operations and require additional personnel.  Currently, our president, Adam Anthony, is not taking a salary which is helping to reduce employee expenses.  Our legal and professional fees which include our audit and accounting fees continued to increase.  We expect legal and accounting fees will continue for the foreseeable future and we expect them to remain at current levels.

Revenues were generated through our web site purchased in September 2006.  We did not engage in any additional marketing or advertising as we focused on revising our web site and marketing plan.  As a result of changes made to our product offerings and delays in increasing prices we had a net loss in gross profits.  We do not anticipate this to occur in the future as the product mix has been revised and prices increased.  We have, however, experienced a decrease in sales as a result in delays in marketing as we continue to try and raise additional funds to support operations.  Until we have additional funds, we anticipate sales to be lower than last year.  We also will need additional funds to be able to expand our product mix to attract potential new customers.  This is particularly important as the economy in general has slowed.

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

Liquidity and Capital Resources

As of June 30, 2008, we had a working capital deficit of $60,313.  We are hopeful with the proceeds from equity sales along with a focus on our sales activity that we will be able to eliminate our working capital deficit this year.  However, our ability to reduce our working capital deficit will be based on our ability to raise additional capital and increase our sales.  Liabilities increased during the quarter from December 31, 2007, as a result of an increase in accounts payable and loans from stockholders in the amount of $21,000.  The stockholder loans were similar to prior loans from our stockholders, are due and payable in February 2009 and bear interest at the rate of 10% per annum.

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

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of June 30, 2008.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended June 30, 2008.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

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

Aftermarket Enterprises, Inc.
(Registrant)

Date:           August 11, 2008                                                                           By:  /s/ Adam Anthony
       Adam Anthony, CEO, Principal Accounting
       Officer and Director