Form 10-Q
period 2008-09-30
Aftermarket Enterprises, Inc.
filed 2008-11-14
CIK 1389217

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

568 Saint Vincent, Irvine, CA 92618
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
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
2,776,996 shares of $0.001 par value common stock on November 11, 2008

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Aftermarket Enterprises, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2008

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

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash	$49,706	$ 549
Other current assets	2,617	1,057
Total current assets	52,323	1,606

Website (net of amortization of $24,731 at September 30, 2008 and $15,827 at December 31, 2007)	10,879	19,783
Total assets	$63,202	$21,389

LIABILITIES
Current liabilities
Accounts payable	$ 21,513	$25,625
Accrued liabilities	375	1,936
Total liabilities	21,888	27,561

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock: ($0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding)	-	-
Common Stock: ($0.001 par value, 90,000,000 shares authorized; 2,646,997 and 1,592,452 shares issued and outstanding at September 30, 2008 and December 31, 2007 , respectively)	2,647	1,592
Additional paid in capital	184,083	58,653
Accumulated deficit	(145,416)	(66,417)

Total stockholders’ equity (deficit)	41,314	(6,172)

Total liabilities and stockholders’ equity (deficit)	$ 63,202	$21,389

See Accompanying Notes to the Financial Statements.

AFTERMARKET ENTERPRISES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended September 30, 2008	Three Months ended September 30, 2007	Nine Months ended September 30, 2008	Nine Months ended September 30, 2007

Revenues
Sales (net of returns)	$ 30,949	$ 75,362	$ 118,440	$ 204,590
Costs of goods sold	24,708	59,454	102,792	154,767
Gross profit	6,241	15,908	15,648	49,823

Expenses

Amortization expense	2,968	2,968	8,904	8,904
Credit card discounts	1,590	3,148	5,478	6,757
Payroll expenses	-	7,810	6,695	28,521
Other general & administrative	19,221	9,693	42,166	29,656
Legal and professional fees	20,812	11,961	30,035	27,912
	44,591	35,580	93,278	101,750

Loss from operations	(38,350)	(19,672)	(77,630)	(51,927)
Interest income	39	-	51	-
Interest expense	(394)	(1,640)	(996)	(3,909)
Penalties and settlements	-	-	(424)	-
Provision for income taxes	-	-	-	-

Net loss	$ (38,705)	$ (21,312)	$ (78,999)	$ (55,836)

Net loss per common share	$ (0.02)	$ (0.02)	$ (0.05)	$ (0.05)

Weighted average number of common shares used in calculation	1,798,776	1,100,000	1,661,729	1,100,000

See Accompanying Notes to the Financial Statements.

AFTERMARKET ENTERPRISES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months ended September 30, 2008

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

December 31, 2007	1,592,452	$ 1,592	$ 58,653	$ (66,417)	$ (6,172)

Stocks sold for cash, net of expenses	1,054,545	1,055	125,430	-	126,485

Net loss for period	-	-	-	(78,999)	(78,999)

Balance, September 30, 2008	2,646,997	$ 2,647	$ 184,083	$ (145,416)	$ 41,314

See Accompanying Notes to the Financial Statements.

AFTERMARKET ENTERPRISES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months ended September, 2008 and 2007

	Nine months Ended September 30, 2008	Nine months Ended September 30, 2007

Cash Flows from Operating Activities
Net loss	$ (78,999)	$ (55,836)
Adjustment for items not involving cash:
Amortization expense	8,903	8,903
Accrued interest	-	782
Change in non-cash working capital items:
(Increase) decrease in other current assets	(1,560)	89
Increase (decrease) in accounts payable	(4,112)	16,920
Increase (decrease) in accrued liabilities	(1,560)	1,908
Cash used in operating activities	(77,328)	(27,234)

Cash Flow from Financing Activities
Proceeds from loan payable – stockholders	-	(31,118)
Proceeds from sale of common stock	126,485	49,245
Cash provided by financing activities	126,485	18,127

Increase (decrease) in cash position	49,157	(9,107)

Cash position at beginning of period	549	14,727

Cash position at end of period	$ 49,706	$ 5,620

Supplemental Information:
Stock issued for conversion of debt	$ -	$ 49,245

See Accompanying Notes to the Financial Statements.

AFTERMARKET ENTERPRISES, INC.
NOTE TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended September 30, 2008

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

The interim consolidated financial statements present the balance sheet, statements of operations, stockholders’ deficit and cash flows of Aftermarket Enterprises, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2008, and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $49,706 in cash at September 30, 2008.

Offering

On August 12, 2008, the Company completed the sale of 1,054,545 shares of stock at a price of $.12 per share for proceeds of $126,485, net of selling expenses of $60.

Note 2	Business Acquisitions

On September 1, 2006, we acquired Aftermarket Express, Inc. which is now our wholly owned subsidiary.  We purchased Aftermarket Express, Inc. from its stockholders for $31,300 paid in the form of $21,300 in cash and a $10,000 interest free Promissory Note with a maturity date of November 29, 2006.  The Promissory Note was paid in full on November 2, 2006.

Note 3	Commitments

None.

Note 4	Related Party Transactions

As of June 30, 2008, the Company had received loans totaling $21,000 from stockholders of the Company.  These loans had an interest rate of 10% per year.  Upon the closing of the Company’s offering on August 12, 2008, these loans and all interest due on them were paid in full.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended September 30, 2008, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2007.

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

To expand our concept, we will need to create a broader web presence and may set up additional “web stores” to focus on the different segments in the aftermarket accessories marketplace.  Additionally, we will have to establish new supplier relationships to be able to offer a broader product line.  We believe the aftermarket accessories marketplace can be served through an online presence.  To this end, we purchased the website and related business of Aftermarket Express, Inc.  Through this purchase, we were able to obtain an instant online presence and revenue stream. Although this revenue stream is currently not profitable, management believes with minor changes, the current operations can become profitable.  This will require additional marketing efforts and better computer systems that can track customers and better target market to the customers.  Since purchasing the business, we have implemented an outbound email follow up activity to better communicate with our existing customers.  The business is wholly dependent on internet searches to locate our web site or from repeat customers.  Management believes with a more aggressive marketing approach, our online presence can be expanded and sales can be increased.

Part of our overall objectives to increase sales will be to expand our product line and to implement targeted marketing campaigns for certain specific products.  Our products are currently limited to SUV accessories.  Management believes other car and truck accessory markets are available, particularly, those markets that are dominated by a younger consumer.  Management believes the younger consumers are more likely to purchase automobile accessories over the internet and are more likely to work on their own vehicles.  These markets would include the “Tuner” market and the emerging market for hybrid vehicles. We define the Tuner market as a market segment that consists of individuals who customize import sedans, such as Honda Accords, Toyota Celicas and similar cars by adding performance enhancing products to them along with accessories that change their appearance.   The Tuner market is also referenced as the “sports compact” market. We believe this market has expanded in recent years and there are a number of websites catering to it.  With SUV sales continuing to decline with higher gas prices, we believe it is prudent for us to expand into the car accessories marketplace. We believe that any automobile accessories market can be accessed with the same business model.  Additionally, we believe the incremental cost of adding a broader product line will be small given the computer and distribution system can support a much broader product line.  Management feels the only substantial cost of expanding our product line is the inventory carrying cost which should be limited given we have most of our suppliers drop ship directly from their warehouses to our customers.

Since our technology and systems are not product specific, we believe we can duplicate our model for use in retailing new product lines.  With the exception of website development and maintenance, we do not feel our operating costs will increase substantially as we enter the new product lines.  We are hopeful that with the proceeds of our offering we can purchase additional equipment as well as acquire additional software support to be able to expand our web presence.  This will require additional marketing dollars to be able to increase our web based advertising to help drive business to our web sites.  Some of our current suppliers, such as Alan Graham Motoring Accessories, Keystone Automotive Operations, Legacy Beyond Perfect Seat Covers, Lund International, Inc. and MacNeil Automotive Products Ltd. offer accessories for cars and we have notified them of our intention to expand our product offering.  Additionally, we plan to seek relationships with car accessory suppliers to be able to start offering additional products.  To this end, we have contacted several suppliers including Matrix Racing, Inc., J&A Auto Accessories, Import Tranz, LLC E&M Distributors, Inc. and New Level Motorsports about their ability to drop ship and product lines.  We are limited in our finances to be able to expend the marketing dollars we would like.  We will, however, try and devote as much available funds to additional marketing efforts as we have available.

Prior to our acquisition of the aftermarket accessories business, the management of Aftermarket Express, Inc. engaged in very little marketing or support activity and were able to generate sales by web searches, word of mouth and repeat customers.  We are hopeful that with an increased focus from management and additional marketing dollars, we will be able to increase sales leading to profitable operations.  This will require focusing more on the methods of attracting customers to a web site and will require placements with web search engines, appearances at auto shows and advertising in specialty magazines.  We are limited on the amount of marketing we will be able to complete given current funding but are hopeful we will be able to grow our business and move into a cash flow positive position in upcoming quarters.

Results of Operations

We continued to lose money during the three months ended September 30, 2008, with a net loss of $38,705 compared to a loss of $21,312 for the three months ended September 30, 2007.   For the nine months ended September 30, 2008, we had a net loss of $78,999 compared to a net loss for the nine months ended September 30, 2007, of $55,836.  We had sales of $30,949 for the three months ended September 30, 2008 compared to sales of $75,362 for the three months ended September 30, 2007.   We believe sales decreased due to the general economic conditions faced by consumers as the general economy faltered.  Without additional revenue, we will continue to suffer losses as our sales are currently not high enough to cover our fixed expenses, particularly general and administrative which include our office expenses and the cost of one part time customer service representative.  We expect our legal and professional fees, which include our audit and accounting fees, will continue for the foreseeable future and we expect them to remain at current levels.

Revenues were generated through our web site purchased in September 2006.  We did not engage in any additional marketing or advertising as we focused on revising our web site and marketing plan.  As a result of changes made to our product offerings and delays in increasing prices we had a net decrease in gross profits.  We do not anticipate this to occur in the future as the product mix has been revised and prices increased.  We have, however, experienced a decrease in sales as a result of delays in marketing.  We anticipate sales to continue to be lower than last year until we secure additional funds to be able to expand our product mix to attract potential new customers.  This is particularly important as the economy in general has slowed.

Since we are not a manufacturer of the products we sell and we buy from suppliers, our cost of goods sold is somewhat out of our hands and we have limited markup capabilities if we want to stay price competitive.  On all products we carry, we perform a market analysis of the product and competing product prices both online and in available stores.  This analysis can generally be performed online without much difficulty.  Once a price point for a product is determined, we try and set the price at a competitive level, often matching competitor’s prices or slightly reducing our price over a competitor if possible.  Since we typically have no inventory carrying cost, we generally can be competitive on price point.  Generally, our prices reflect a gross margin of an average of 35% to 40%.  If a product is widely available at a price that forces us to sell it for less than a gross profit of 30%, we will still offer the product for sale but only if there is minimal customer service activity associated with the sale.  As with most retail and online stores, we have to rely on higher sales volumes and keeping control of our other expenses to make a profit.

Liquidity and Capital Resources

As of September 30, 2008, we had a working capital of $30,435.  Our working capital position improved as the result of raising $126,485 from the sale of our common stock.  It is likely we will need to raise additional capital to cover ongoing losses until we are able to increase our sales.  With over a 50% decline in sales for the last three months, we are trying to reduce expenses as we try and navigate the current economic downturn.  Even with reducing expenses, we still face severe challenges with mounting losses and will need additional capital if we cannot reduce expenses sufficiently to cover losses.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2008.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of September 30, 2008, our internal control over financial reporting was effective. Given we have only one officer that serves as President and CFO, our controls are limited by the lack of personnel and segregation of duties.  As we grow our business we will be actively looking at how to segregate our duties to provide better controls.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended September 30, 2008.

Use of Proceeds of Registered Securities

On April 15, 2008, the SEC declared our registration statement effective, file no. 333-141676.  On August 11, 2008, we closed our offering under the registration statement having sold 1,054,545 shares of our common stock for gross proceeds of $126,545.  Cost of the offering was $60 leaving net proceeds of $126,485.  No commissions were paid to anyone.  No officer or director received any of the proceeds of the offering.  We have used the proceeds of the offering to repay $21,995 in indebtedness and $51,632 of accounts payable.  The balance of the proceeds have been used to purchase equipment and software and for marketing.  We still have $44,000 from the proceeds.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

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

31                      Rule 13a-14(a)/15d-14a (a) Certification – CEO & CFO                                                                                                                     This filing

32                      Section 1350 Certification – CEO & CFO                                                                                                                     This filing
______________
*Incorporated by reference from the original filing of Aftermarket Enterprises, Inc.’s registration statement on Form SB-2, file number 333-141676, filed on March 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aftermarket Enterprises, Inc.
(Registrant)

Date:                      November 14, 2008                                                                           By:  /s/ Adam Anthony
       Adam Anthony, CEO, Principal Accounting
       Officer and Director