Form 10-K
period 2008-12-31
Aftermarket Enterprises, Inc.
filed 2009-04-14
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2008

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 333-141676

Aftermarket Enterprises, Inc.

(Exact name of registrant as specified in charter)

                Nevada

           20-5354797

              State or other jurisdiction of

              (I.R.S. Employer I.D. No.)

              incorporation or organization

933 S. 4th Street, Unit A, Grover Beach, California

93433

 (Address of principal executive offices)                                                                    (Zip Code)

                                      Issuer's telephone number, including area code: (805) 457-6999

                                           Securities registered pursuant to section 12(b) of the Act:

                                 Title of each class                 Name of each exchange on which registered

                                          None                                                                     N/A

                                                       Securities registered pursuant to section 12(g) of the Act:

                                                         Common Stock, $0.001 par value

                                                                                        (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes [  ]

No   [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act

Yes [x]

No   [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant’s shares trade on the OTCBB with no bid or ask price.  The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of March 25, 2009, the Registrant had 2,776,996 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:  NONE

PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as “forward-looking statements”.

BUSINESS

Aftermarket Enterprises was incorporated in August 2006 in the state of Nevada.  We were formed with the intention of acquiring all of the assets and operations of Aftermarket Express, Inc. which operates a web site called www.EverythingSUV.com and related automotive accessories sales business.  The web site www.EverythingSUV.com was formed in 2002 to sell automotive accessories over the internet.  In September 2006, we acquired Aftermarket Express, Inc. which is now our wholly owned subsidiary.

Through our website, www.EverythingSUV.com, we sell automotive accessories to owners of sport utility vehicles.  We maintain relationships with approximately two dozen manufacturers and distributors who ship our orders directly to our customers, enabling us to avoid the need to carry any inventory for more than 99% of the products we currently sell.

We receive and process all of our orders electronically.  Once the order is received from the website, the customer’s credit card is authorized for the total cost of the sale, including shipping and handling.  Upon successful authorization of the credit card, the order is sent to the appropriate supplier via fax or email.  Upon confirmation that the order has been shipped by the supplier, the customer’s credit card is charged for the full value of the sale.  Since we do not maintain an inventory, credit cards are not charged until shipment to assure the manufacture has the item in stock for immediate shipment.  If the item is not available for immediate shipment, electronic communication is sent to the customer informing them of any delays.

In the event, although infrequent, that a customer chooses to return an item, we promptly refund the charge to their credit card upon notification from the supplier that the item has been received back from the customer.

Market Overview

The industry that we are active in is referred to as the “Specialty Automotive Equipment Industry,” and the companies manufacturing products and/or providing services in our industry are called “specialty automotive equipment companies.”  They can be grouped into one of three major functional segments:

-  Specialty Accessories and Appearance Products

-  Racing and Performance

-  Wheels, Tires and Suspension Components

We sell primarily products from the Specialty Accessories and Appearance Products segment and we currently cater specifically to the owners/drivers of sport utility vehicles.  The Specialty Accessories and Appearance Products market segment includes interior trim and accessories such as floor mats and dashboard trim kits, brush bars, exterior side steps, cargo area liners, bug deflectors, restyling and appearance products, specialty waxes and chemicals, graphics and decals, sunroofs and others.

We believe most consumers approach modifying their vehicles from one of four basic perspectives:

-

Maintaining the vehicles value

-

Matching the vehicle to their lifestyle

-

Improving the utility value of the vehicle

-

Personalizing their vehicle just to make it more unique

Business Strategy

Aftermarket currently operates out of an office in Grover Beach, California which contains computers and other office equipment necessary for the operation of the company.  Management believes that this location will suffice to accommodate the operation of the company for at least the next twelve months.

We believe that by increasing our website traffic, we will increase our revenues and profits.  We are currently testing a variety of traffic generation programs including:

-

search engine optimization programs,

-

 outbound email programs,

-

 online advertising,

-

 Affiliate and cross linking programs with other online retailers, and

-

traditional direct mail.

The effectiveness of any of these tools can be measured by its impact on the number of visitors to our site and ultimately on sales and profits.  Those programs which increase traffic, sales and profits beyond the cost of the program are continued.  Those which do not are discontinued.  The number of visitors generated by these various tools can be tracked by the reporting mechanism in the tool itself.

Our business strategy is to focus on superior customer service, constantly striving to provide the most current products available in the marketplace.  In addition, we will attempt to consistently increase website traffic for all Aftermarket websites, to expand into market segments that appear to be available to us, capitalize on existing opportunities to cross promote and strive to maximize the dollar value of each customer.

We strive to update our website as quickly as possible whenever new products are released.  We buy 61% of our products from three suppliers.  Surco, Inc. supplies 26% of our products, WAAG Los Angeles supplies 22% of our products and Keystone Automotive Operations, Inc. supplies 13% of our products.  Surco and Keystone are general distributors that supply us with a wide range of products.  There are other general distributors active in our industry that we also purchase products from.  If either Surco or Keystone were to go out of business, refused to ship products to our customers or our relationship with them was otherwise damaged, we believe we could procure the products we need from other general distributors.  WAAG is a specialty manufacturer of brush bars and grill guards for trucks and sport utility vehicles.  If WAAG were to go out of business, refused to ship products to our customers or our relationship with them was otherwise damaged we would attempt to provide our customers with an alternative brand of brush bars and/or grill guards.  However, if these suppliers went out of business, if our relationships with them were damaged or if they became unwilling to ship our orders directly to our customers and we were unable to utilize other suppliers for the products they supply, our business could be damaged.

Marketing and Promotion

We utilize search engine optimization activities, email marketing, affiliate programs and various forms of online advertising as part of our overall marketing effort.  Our marketing strategy is designed to increase customer traffic to our website, drive awareness of products and services we offer, promote repeat purchases and develop incremental product revenue opportunities.

Competition

The environment for our products and services is intensely competitive. Our current and potential competitors include: (1) brick and mortar retailers, catalog retailers, publishers, vendors, distributors and manufacturers of our products, many of which possess significant brand awareness, sales volume, and customer bases, and some of which currently sell, or may sell, products or services through the Internet, mail order, or direct marketing; (2) other online e-commerce sites; (3) a number of indirect competitors, including media companies, Web portals, comparison shopping websites, and Web search engines, either directly or in collaboration with other retailers; and (4) companies that provide e-commerce services, including website development; third-party fulfillment and customer-service. We believe that the principal competitive factors in our market segments include selection, price, availability, convenience, information, discovery, brand recognition, personalized services, accessibility, customer service, reliability, speed of fulfillment, ease of use, and ability to adapt to changing conditions, as well as our customers’ overall experience and trust in transactions with us.  We believe by bringing an assortment of various products onto one web site geared to a niche market we can compete effectively with the larger all encompassing sites.  However, due to the number of competitors we will constantly face and with price pressures from such competitors, we will have to be able to operate on small margins.  Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

Intellectual Property

We currently own no intellectual property.

Seasonality

Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter.

Employees

The Company has no employees.  Orders are processed by our President with support from a single independent contractor on an as needed basis.

ITEM 2. PROPERTIES

The Company owns no properties and utilizes office space located at 433 S. 4th Street, Unit A, Grover Beach, California, which it rents on a month to month basis.  This arrangement is expected to continue until and unless such time as the Company becomes involved in a business venture which necessitates its relocation or grows to the extent it requires more space than is currently available.  The Company has no agreements with respect to the maintenance or future acquisition of the office facilities.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the OTC Bulletin Board, under the symbol “AFTM.”  The Company’s common stock has had no trading activity as of March 25, 2009.

Quarter Ended

High Bid

Low Bid

December 2008

n/a

n/a

September 2008

n/a

n/a

June 2008

n/a

n/a

March 2008

n/a

n/a

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.  At March 25, 2009, the Company had approximately 53 stockholders of record.  As of March 25, 2009, the Company had 2,776,996  shares of its Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

The company issued 130,000 shares in October to an online product marketing consultant for $3,900 worth of services.

ITEM 6 SELECTED FINANCIAL DATA

Summary of Financial Information

We had a net loss of $107,067 for the year ended December 31, 2008.  At December 31, 2008, we had cash and cash equivalents of $22,974 and working capital of $9,235.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Revenues	$ 143,344	$ 260,409
Cost of Goods Sold	121,081	187,238
General and Administrative Expenses	127,962	131,103
Net Loss	(107,067)	(61,059)
Basic Income (Loss) per Share	(.04)	(.04)
Diluted Income (Loss) per Share	(.04)	(.04)
Weighted Average Number of Shares Outstanding	2,776,996	1,592,452

Weighted Average Number of Fully Diluted Shares Outstanding	2,776,996	1,592,452
BALANCE SHEET DATA:
	December 31, 2008	December 31, 2007
Total Current Assets	$ 24,016	$ 1,606
Total Assets	31,927	21,389
Total Current Liabilities	14,781	27,561
Working Capital	9,235	(25,955)
Stockholders’ Equity (Deficit)	17,146	(6,172)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Plan of Operation.

We have an established web store presence and supplier relationships in the aftermarket SUV accessories marketplace.  This presence was obtained through the purchase of the website and related business of Aftermarket Express, Inc.  Currently, our product line focuses on the SUV marketplace.

To expand our concept, we will need to create a broader web presence and may set up additional “web stores” to focus on the different segments in the aftermarket accessories marketplace.  Additionally, we will have to establish new supplier relationships to be able to offer a broader product line.  We believe the aftermarket accessories marketplace can be served through an online presence.  To this end, we purchased the website and related business of Aftermarket Express, Inc.  Through this purchase, we were able to obtain an instant online presence and revenue stream. Although this revenue stream is currently not profitable, management believes with minor changes, the current operations can become profitable.  This will require additional marketing efforts.  Management believes with a more aggressive marketing approach, our online presence can be expanded and sales can be increased.

Part of our overall objectives to increase sales will be to expand our product line and website traffic.  Our products are currently limited to SUV accessories.  Management believes other car and truck accessory markets are available, particularly, those markets that are dominated by a younger consumer.  Management believes the younger consumers are more likely to purchase automobile accessories over the internet and are more likely to work on their own vehicles.  These markets would include the “Tuner” market. We define the Tuner market as a market segment that consists of individuals who customize import sedans, such as Honda Accords, Toyota Celicas and similar cars by adding performance enhancing products to them along with accessories that change their appearance.   The Tuner market is also referenced as the “sports compact” market. We believe this market has expanded in recent years and there are a number of websites catering to it.   With SUV sales continuing to decline with higher gas prices, we believe it is prudent for us to expand into the car accessories marketplace. We believe that any automobile accessories market can be accessed with the same business model.  Additionally, we believe the incremental cost of adding a broader product line will be small given the computer and distribution system can support a much broader product line.  Management feels the only substantial cost of expanding our product line is the inventory carrying cost which should be limited given we will endeavor to have most, if not all, of our suppliers drop ship directly from their warehouses to our customers.

It is our belief that once a CRM-capable ecommerce system is in place for our current business, we will have the technology in place to enter the car accessories marketplace.  Since the technology and systems are not product specific, we believe we can duplicate our model for use in retailing these new product lines.  We do not feel our cost will increase substantially as we enter the new product lines.  Some of our current suppliers, such as Alan Graham Motoring Accessories, Keystone Automotive Operations, Legacy Beyond Perfect Seat Covers, Lund International, Inc. and MacNeil Automotive Products Ltd. offer accessories for cars and we have notified them of our intention to expand our product offering.  Additionally, we plan to seek relationships with car accessory suppliers to be able to start offering additional products.  To this end, we have contacted several suppliers including Matrix Racing, Inc., J&A Auto Accessories, Import Tranz, LLC E&M Distributors, Inc. and New Level Motorsports about their ability to drop ship and product lines.  We would expect our revenues to continue at the present levels until we have the capital resources to more aggressively expand our operations.  At this time, no manufacturer or supplier, other than those we currently have relationships with, have indicated a willingness to supply us with general automotive supplies and until we have additional capital, we feel it would be premature to explore more of a relationship with the suppliers until our timing of such a web site is known.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had a working capital deficit of $25,955.  For the year ended December 31, 2008, we had positive working capital of $9,235, primarily as a result of a common stock offering which yielded us $126,485 in cash through the sale of 1,054,544 shares of stock at a price of $.12 per share.  We are hopeful that we can increase sales sufficient to cover our operating expenses.  However, depending on how our business performs over the next several months, we may have to seek additional capital in the future.

Our primary source of liquidity in the past has been cash provided by our stock offering, debt instruments and operating activities.  Our working capital needs over the next 12 months consist primarily of marketing, legal and audit expenses.   We are hopeful that with changes made to the business we will be able to meet our ongoing needs.  If our efforts to increase sales are not successful, we will have to obtain additional financing.  Presently, we do not feel bank financing is feasible and believe we would have to rely on loans from existing shareholders and management or further equity offerings.  At this time there exist no commitments from any parties to provide further financing.

.

RESULTS OF OPERATIONS

We continued to lose money during the year ended December 31, 2008, with a net loss of $107,067, compared to a loss of $61,059 for the year ended December 31, 2007.  We had sales of $143,344 and $260,409 for the years ended December 31, 2008 and December 31, 2007, respectively.  Without additional revenue, we will continue to suffer losses as our sales are currently not high enough to cover our fixed expenses, particularly general and administrative.  In response to the deteriorating market that has resulted from the current economic conditions and surge in oil and fuel prices that occurred during 2008, we have cut our general and administrative expenses such that we are currently producing an operating profit when legal and audit expenses are extracted.  We would expect employee costs to increase in the future as we expand operations and require additional personnel.  Currently, our president, Adam Anthony, is not taking a salary which is helping to reduce employee expenses.  For the year ended December 31, 2008, our legal and professional fees were $49,621 which were primarily associated with the audit and legal costs for our offering.  Although we expect fees related to the offering will not be reoccurring, legal and accounting fees will continue for the foreseeable future and we expect them to remain at current levels.  We are currently not engaged in any fee based marketing or advertising activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENATRY DATA

The financial statements of the Company are set forth immediately following the signature page to this Form 10-K.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, which consists of one person and with the assistance of an outside CPA firm, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  This evaluation was made in light of the fact the Company has no operations or revenue and limited cash on hand.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management, which consists of one officer, with the participation of the outside CPA, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, consisting of our sole officer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes the use of an outside CPA firm, in addition to our auditors, helps mitigate this potential weakness.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table identifies our sole director and executive officer:

		Principal Occupation for Past Five Years and
Name	Age	Current Public Directorships or Trusteeships
Adam Anthony	43

Mr. Anthony currently serves as our sole officer in the position of president and director.  Additionally, Mr. Anthony since April 2006 has served as the  VP Corporate Finance, Ascendiant Capital Group, LLC which is a business consulting company located in Irvine, California.  From April 2004 through April 2006, Mr. Anthony was the executive vice-president of mergers, acquisitions and corporate affairs for PracticeXpert, Inc. of Calabasas, California which engaged in the provision of medical billing and practice management services to physicians.  From April 2003 through April 2004, Mr. Anthony was a business consultant for PracticeXpert, Inc.  Prior to joining PracticeXpert, Inc., from January 2001 to April 2003, Mr. Anthony was the CEO of Thaon Communications of Los Angeles California which was primarily involved in the placement of direct response advertising and the marketing of various general consumer products via infomercials.  Mr. Anthony received his bachelor’s degree in business administration from Saginaw Valley State University in University Center, Michigan.  Mr. Anthony is not an officer or director of any other public companies.

Mr. Anthony was employed by Thaon Communications who’s wholly owned subsidiary PTS TV, Inc. filed for chapter 7 bankruptcy protection.  At the time of the filing, Mr. Anthony was also acting as the CEO of the subsidiary in addition to his responsibilities for Thaon Communications.  The bankruptcy was filed in December 2002 and discharged in February 2005.

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the Company:

     (1)  filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2)  was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3)  was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

           (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) engaging in any type of business practice; or

         (iii)  engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4)  was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5)  was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

     (6)  was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company is not aware of any other late reports filed by officers, directors and ten percent stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Aftermarket's chief executive officer and each of the other executive officers that were serving as executive officers at December 31, 2008 (collectively refered to as the "Named Executives").  No other executive officer serving during 2008 received compensation greater than $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Adam	2007	--	--	--	--	--	--	--
Anthony, CEO	2008	--	--	--	--	--	--	--

Option/SAR Grants in Last Fiscal Year

There were no stock option or SAR Grants in fiscal 2007 or 2008

Stock Option Exercise

None of the named executives exercised any options to purchase shares of common stock in fiscal 2007 or 2008.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal years 2007 or 2008 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board or directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. We did not compensate our directors for service on the Board of Directors during fiscal 2008.

No other compensation arrangements exist between Aftermarket and our sole director.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Aftermarket does not have any employment contracts with our executive officers.  No other compensatory plan or arrangements exist between Aftermarket and our executive officers that results or will result from the resignation, retirement or any other termination of such executive officer’s employment with Aftermarket or from a change-in-control of the Company.

Report on Repricing of Options/SARs

We did not adjust or amend the exercise price of stock options or SARs previously awarded to any executive officers during fiscal 2007 or 2008.

Report on Executive Compensation

The Board of Directors determines the compensation of Aftermarket’s executive officer and president and sets policies for and reviews with the chief executive officer and president the compensation awarded to the other principal executives, if any. The compensation policies utilized by the Board of Directors are intended to enable Aftermarket to attract, retain and motivate executive officers to meet our goals using appropriate combinations of base salary and incentive compensation in the form of stock options. Generally, compensation decisions are based on contractual commitments, if any, as well as corporate performance, the level of individual responsibility of the particular executive and individual performance. During the fiscal year ended 2008, Aftermarket's chief executive officer was Adam Anthony.  There were no other executive officers for Aftermarket during the fiscal year 2008.

Board of Directors Interlocks and Insider Participation in Compensation Decisions

No such interlocks existed or such decisions were made during fiscal year 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2009, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Aftermarket to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by our director of Aftermarket and our sole executive officer and director of Aftermarket (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

All percentages are calculated based upon a total number of 2,776,996 shares of common stock outstanding as of March 25, 2009, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

	Amount and Nature of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common stock
Principal Shareholders
Ascendiant Capital Group, LLC (1) 18881 Von Karman Avenue, 16th Floor Irvine, CA 92612	1,133,301	40.81%
Jeffrey W. Holmes P.O. Box 11207 Zephyr Cove, NV 89448	444,151	15.99%
Adam Anthony 2703 Anacapa Irvine, CA 92602	220,000	7.92%
Officers and Directors
Adam Anthony 2703 Anacapa Irvine, CA 92602	220,000	7.92%
Director and executive officer of the
Company (1 individuals)	220,000	7.92%

___________________________

(1)  Ascendiant Capital Group, LLC is controlled and owned by Bradley Wilhite and Mark Bergendahl.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others.

On August 7, 2008, Ascendiant Capital Group, a shareholder, purchased 250,000 shares of stock for $.12 per share as part of our offering.  In total, 44 investors, including Ascendiant, purchased 1,054,544 shares of our common stock at $.12 per share for a total of $126,485 in cash.  None of the purchasers except Ascendiant were affiliated with us at the time of purchase.

On August 22, 2008, we repaid a loan to Ascendiant Capital Group, a shareholder, in the amount of $14,663.56 consisting of $14,000 of principal and $663.56 of accrued interest.  The Note originated on February 29, 2008 and accrued interest at a rate of 10% annually.  This paid in full any and all debts the Company had to Ascendiant.

On August 22, 2008, we repaid a loan to Jeff Holmes, a shareholder, in the amount of $7,331.78 consisting of $7,000 of principal and $331.78 of accrued interest.  The Note originated on February 29, 2008 and accrued interest at a rate of 10% annually.  This paid in full any and all debts the Company had to Mr. Holmes.

Independence of Management

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $9,443 and $6,000 for each of the years ending December 31, 2008 and 2007.

2) Audit-Related Fees. $2,990 and $0.

3) Tax Fees. $1,000 and $1,000.

4) All Other Fees. $0.

5) Not applicable.

6) Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

Title of Document

Page

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statements of Stockholders’ Deficit

F-4

Statements of Cash Flows

F-5

Notes to Financial Statements

F-6

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

SEC

Exhibit

 Reference

Number

 Number

Title of Document

 Location

Item 3      Articles of Incorporation and Bylaws

 3.01

3

Articles of Incorporation

Incorporated

by reference*

 3.02

3

Bylaws

Incorporated

by reference*

Item 4      Instruments Defining the Rights of Security Holders

-------     ---------------------------------------------------

 4.01

4

Specimen Stock Certificate

Incorporated

by reference*

31.01

31

CEO certification

This Filing

31.02

31

CFO certification Pursuant

This Filing

32.01

32

CEO certification

This Filing

32.02

32

CFO certification

This Filing

*  Incorporated by reference from the Company's registration statement on Form S-1 filed with the Commission, SEC file no. 333-141676.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Aftermarket Enterprises, Inc.

Date:

April __, 2009

By:  /s/ Adam Anthony

Adam Anthony, President, Director, Principal

Accounting Officer(Principal Executive

Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                      Date

/s/Adam Anthony        .

Adam Anthony

Director              April 14, 2009

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Aftermarket Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of Aftermarket Enterprises, Inc. as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aftermarket Enterprises, Inc.  as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the consolidated financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover operating expenses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 6.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

March 27, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

AFTERMARKET ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS
Current assets
Cash	$ 22,974	$ 549
Other current assets	1,042	1,057
Total current assets	24,016	1,606

Website (net of amortization of $27,699 and $15,827 respectively)	7,911	19,783
Total assets	$ 31,927	$ 21,389

LIABILITIES
Current liabilities
Accounts payable	$ 14,086	$ 25,625
Accrued liabilities	695	1,936

Total current liabilities	14,781	27,561

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock: ($0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding)	-	-
Common Stock: ($0.001 par value, 90,000,000 shares authorized; 2,776,996 and 1,592,452 shares issued and outstanding , respectively)	2,777	1,592

Additional paid in capital	187,853	58,653
Accumulated deficit	(173,484)	(66,417)

Total stockholders’ equity (deficit)	17,146	(6,172)

Total liabilities and stockholders’ equity (deficit)	31,927	$ 21,389

Accompanying notes are an integral part of these consolidated financial statements.

AFTERMARKET ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2008	December 31, 2007

Revenues
Sales (net of returns)	143,344	260,409
Costs of goods sold	121,081	187,238

Gross profit	22,263	73,171

Expenses

Amortization expense	11,872	11,870
Credit card discounts	6,412	9,074
Payroll expenses	6,695	38,996
Other general & administrative	53,362	42,367
Legal and professional fees	49,621	28,796
	127,962	131,103

Loss from operations	(105,699)	(57,932)
Interest income	52
Interest expense	(996)	(3,127)
Penalties and settlements	(424)	0
Provision for income taxes	0	0

Net loss	(107,067)	$ (61,059)

Net loss per common share	(.04)	$ (0.04)

Weighted average number of common shares used in calculation	2,776,996	1,592,452

Accompanying notes are an integral part of these consolidated financial statements.

AFTERMARKET ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

 December 31, 2008

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

December 31, 2006	1,100,000	$ 1,100	$ 9,900	$ (5,358)	$ 5,642

Net loss for year				(61,059)	(61,059)

Conversion of debt to equity	492,452	492	48,753	-	49,245

December 31, 2007	1,592,452	1,592	$ 58,653	$ (66,417)	$ (6,172)

Stock issued for cash	1,054,544	1,055	125,430		126,485

Stock issued for consulting services	130,000	130	3,770		3,900

Net loss for year	-	-	-	(107,067)	(107,067)

Balance, December 31, 2008	2,776,996	$ 2,777	187,853	(173,484)	17,146

Accompanying notes are an integral part of these consolidated financial statements.

AFTERMARKET ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2008	December 31, 2007

Operating Activities
Net loss	$ (107,067)	(61,059)
Adjustment for items not involving cash:
Amortization expense	11,872	11,870
Shares for services	3,900
Accrued interest		3,127
Change in non-cash working capital items:	(91,295)	(46,062)

(Increase) decrease in other current assets	15	90
Increase (decrease) in accounts payable	(11,539)	17,349
Increase (decrease) in accrued liabilities	(1,241)	(555)
Cash provided by (used in) operating activities	(104,060)	(29,178)

Financing Activities
Proceeds from loan payable – stockholders		15,000
Proceeds from sale of common stock	126,485
Cash provided by financing activities

Increase (decrease) in cash position	22,425	(14,178)

Cash position at beginning of period	549	14,727

Cash position at end of period	$22,974	549

Supplemental Information:
Stock issued for conversion of debt		$ 49,245
Stock for Services	$ 3,900

Accompanying notes are an integral part of these consolidated financial statements.

Aftermarket Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2008

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Aftermarket Enterprises, Inc. (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying consolidated financial statements.

Business Activity

Aftermarket Enterprises, Inc. (the Company) is a Nevada corporation organized on August 4, 2006 to market and sell aftermarket automotive products through the Internet.  On May 12, 2004, Everything SUV, LLC was organized to sell aftermarket automotive products for SUV’s through the Internet.  On July 24, 2006, all rights, titles and interests to any and all memberships and ownership interests in Everything SUV, LLC were transferred to Aftermarket Express, Inc.  The Company acquired all the outstanding shares of common stock of Aftermarket Express, Inc. on September 1, 2006 in a business combination.  The Company has elected a fiscal year end of December 31st.  All intercompany balances have been eliminated on consolidation.

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. FASB Staff Position EITF 03-6-1has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009.  SAB No. 110 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. SFAS No. 160 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  FAS No. 141 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of the statement but it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

.

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $22,974 in cash or cash equivalents at December 31, 2008.

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

Revenue Recognition

The Company recognizes revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.  Product sales and shipping revenues are recorded when the products are shipped and title passes to customers.  The customer’s credit card is authorized at the time the order is placed, thereby providing reasonable assurance of collectability.  The credit card is then charged for the amount of the sale when the product is shipped from the supplier.   Our agreement with our suppliers is that all orders for products that are in stock are shipped within 48 hours of receipt of the order by the supplier.  We interact telephonically and electronically with our suppliers on a daily basis and are aware of when outstanding orders are shipped.  Approximately 50% of our suppliers notify us via email when orders have been shipped and, with rare exceptions, all orders for merchandise that is in stock are shipped within 48 hours of the time of the order.  If we are not notified electronically that the order has been shipped, we confirm it telephonically prior to charging the customers card.  Delivery to the customer is deemed to have occurred when the product is shipped from the supplier.

Advertising

The Company expenses advertising costs as incurred.  There were no advertising costs incurred during the fiscal year 2007 or 2008.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales.

Aftermarket Enterprises, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2008

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

NOTE 5

WEBSITE

We receive all of our revenues through our website.  Once the order is received from the website, the customer’s credit card is authorized for the total cost of the sale, including shipping and handling.  Upon successful authorization of the credit card, the order is sent to the appropriate supplier via fax or email.  Upon confirmation that the order has been shipped by the supplier, the customer’s credit card is charged for the full value of the sale.  Since we do not maintain an inventory, credit cards are not charged until shipment to assure the manufacture has the item in stock for immediate shipment.  If the item is not available for immediate shipment, electronic communication is sent to the customer informing them of any delays.

The value of our website has been ammortized over time.  The ammortization schedule is as follows:

Year

Initial Value

Accumulated Ammortization

   $35,610

2006

$  3,957

2007

  11,872

2008

  11,872

12/31/08

                   $35,610                                                $27,701

NOTE 6

GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7

STOCKHOLDERS EQUITY

We have 100,000,000 shares of stock authorized for issuance, consisting of 10,000,000 preferred and 90,000,000 common.

Currently there are no shares of preferred stock issued or outstanding.

As of December 31, 2006, there were 1,100,000 shares of common stock issued and outstanding.

During the fiscal year 2007, 492,452 shares of common stock were issued in connection with the conversion of outstanding promissory notes into common stock.

As of December 31, 2007, there were 1,592,452 shares of common stock issued and outstanding.

During the fiscal year 2008, we issued 1,054,544 shares of common stock for cash of $126,485 and 130,000 shares for consulting services valued at $3,900.

As of December 31, 2008, there were 2,776,996 shares of common stock issued and outstanding.

Aftermarket Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2008

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Aftermarket Enterprises, Inc. (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying consolidated financial statements.

Business Activity

Aftermarket Enterprises, Inc. (the Company) is a Nevada corporation organized on August 4, 2006 to market and sell aftermarket automotive products through the Internet.  On May 12, 2004, Everything SUV, LLC was organized to sell aftermarket automotive products for SUV’s through the Internet.  On July 24, 2006, all rights, titles and interests to any and all memberships and ownership interests in Everything SUV, LLC were transferred to Aftermarket Express, Inc.  The Company acquired all the outstanding shares of common stock of Aftermarket Express, Inc. on September 1, 2006 in a business combination.  The Company has elected a fiscal year end of December 31st.  All intercompany balances have been eliminated on consolidation.

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. FASB Staff Position EITF 03-6-1has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009.  SAB No. 110 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. SFAS No. 160 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  FAS No. 141 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of the statement but it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

.

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $22,974 in cash or cash equivalents at December 31, 2008.

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

Revenue Recognition

The Company recognizes revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.  Product sales and shipping revenues are recorded when the products are shipped and title passes to customers.  The customer’s credit card is authorized at the time the order is placed, thereby providing reasonable assurance of collectability.  The credit card is then charged for the amount of the sale when the product is shipped from the supplier.   Our agreement with our suppliers is that all orders for products that are in stock are shipped within 48 hours of receipt of the order by the supplier.  We interact telephonically and electronically with our suppliers on a daily basis and are aware of when outstanding orders are shipped.  Approximately 50% of our suppliers notify us via email when orders have been shipped and, with rare exceptions, all orders for merchandise that is in stock are shipped within 48 hours of the time of the order.  If we are not notified electronically that the order has been shipped, we confirm it telephonically prior to charging the customers card.  Delivery to the customer is deemed to have occurred when the product is shipped from the supplier.

Advertising

The Company expenses advertising costs as incurred.  There were no advertising costs incurred during the fiscal year 2007 or 2008.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales.

Aftermarket Enterprises, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2008

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

NOTE 5

WEBSITE

We receive all of our revenues through our website.  Once the order is received from the website, the customer’s credit card is authorized for the total cost of the sale, including shipping and handling.  Upon successful authorization of the credit card, the order is sent to the appropriate supplier via fax or email.  Upon confirmation that the order has been shipped by the supplier, the customer’s credit card is charged for the full value of the sale.  Since we do not maintain an inventory, credit cards are not charged until shipment to assure the manufacture has the item in stock for immediate shipment.  If the item is not available for immediate shipment, electronic communication is sent to the customer informing them of any delays.

The value of our website has been ammortized over time.  The ammortization schedule is as follows:

Year

Initial Value

Accumulated Ammortization

   $35,610

2006

$  3,957

2007

  11,872

2008

  11,872

12/31/08

                   $35,610                                                $27,701

NOTE 6

GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7

STOCKHOLDERS EQUITY

We have 100,000,000 shares of stock authorized for issuance, consisting of 10,000,000 preferred and 90,000,000 common.

Currently there are no shares of preferred stock issued or outstanding.

As of December 31, 2006, there were 1,100,000 shares of common stock issued and outstanding.

During the fiscal year 2007, 492,452 shares of common stock were issued in connection with the conversion of outstanding promissory notes into common stock.

As of December 31, 2007, there were 1,592,452 shares of common stock issued and outstanding.

During the fiscal year 2008, we issued 1,054,544 shares of common stock for cash of $126,485 and 130,000 shares for consulting services valued at $3,900.

As of December 31, 2008, there were 2,776,996 shares of common stock issued and outstanding.