Form 10-Q
period 2009-03-31
Aftermarket Enterprises, Inc.
filed 2009-05-21
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 333-141676

Aftermarket Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Nevada

20-5354797

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

933 S. 4th Street, Unit A, Grover Beach, CA 93433

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

2,776,996 shares of $0.001 par value common stock on May 20, 2009

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Aftermarket Enterprises, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2009

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

AFTERMARKET ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008

ASSETS
Current assets
Cash	$ 5,754	$ 22,974
Other current assets		1,042
Total current assets	5,754	24,016

Website (net of amortization of $27,699 and $15,827 respectively)	4,943	7,911
Total assets	$ 10,697	$ 31,927

LIABILITIES
Current liabilities
Accounts payable	$ 8,527	$ 14,086
Accrued liabilities	758	695
Accrued interest	0
Loan payable – stockholders

Total current liabilities	9,285	14,781

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock: ($0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding)	-	-
Common Stock: ($0.001 par value, 90,000,000 shares authorized; 2,776,996 and 1,592,452 shares issued and outstanding , respectively)	2,777	2,777

Additional paid in capital	187,853	187,853
Accumulated deficit	(189,218)	(173,484)

Total stockholders’ equity (deficit)	1,412	17,146

Total liabilities and stockholders’ equity (deficit)	10,697	$ 31,927

Accompanying notes are an integral part of these consolidated financial statements.

AFTERMARKET ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	March 31, 2009	March 31, 2008

Revenues
Sales (net of returns)	24,597	50,732
Costs of goods sold	15,099	54,378

Gross profit	9,498	(3,646)

Expenses

Amortization expense	2,968	2,968
Credit card discounts	1,088	2,243
Payroll expenses	0	1,714
Other general & administrative	5,571	13,199
Legal and professional fees	15,605	3,652
	25,232	23,776

Loss from operations	(15,734)	(27,422)
Interest income
Interest expense		(69)
Penalties and settlements		(424)
Provision for income taxes	0	0

Net loss	(15,734)	$ (27,915)

Net loss per common share	(.01)	$ (0.02)

Weighted average number of common shares used in calculation	2,776,996	1,592,452

Accompanying notes are an integral part of these consolidated financial statements.

AFTERMARKET ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

 March 31, 2009

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

December 31, 2006	1,100,000	$ 1,100	$ 9,900	$ (5,358)	$ 5,642

Net loss for year				(61,059)	(61,059)

Conversion of debt to equity	492,452	492	48,753	-	49,245

December 31, 2007	1,592,452	1,592	$ 58,653	$ (66,417)	$ (6,172)

Stock issued for cash	1,054,544	1,055	125,430		126,485

Stock issued for consulting services	130,000	130	3,770		3,900

Net loss for year	-	-	-	(107,067)	(107,067)

Balance, December 31, 2008	2,776,996	$ 2,777	187,853	(173,484)	$17,146

Net loss for year				(15,734)	(15,734)

Balance, March 31, 2009	2,776,996	$ 2,777	$187,853	$(189,218)	$1,412

Accompanying notes are an integral part of these consolidated financial statements.

AFTERMARKET ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2009	December 31, 2008

Operating Activities
Net loss	$ (15,734)	(107,067)
Adjustment for items not involving cash:
Amortization expense	2,968	11,872
Shares for services		130
Accrued interest
Change in non-cash working capital items:	(12,766)	(95,065)

(Increase) decrease in other current assets	1,042	15
Increase (decrease) in accounts payable	(5,559)	(11,538)
Increase (decrease) in accrued liabilities	63	(1,241)
Cash provided by (used in) operating activities	(17,220)	(107,829)

Financing Activities
Proceeds from loan payable – stockholders
Proceeds from sale of common stock		130,256
Cash provided by financing activities

Increase (decrease) in cash position	(17,220)	22,427

Cash position at beginning of period	22,974	549

Cash position at end of period	$5,754	22,976

Supplemental Information:
Stock issued for conversion of debt

See Accompanying Notes to the Financial Statements.

Aftermarket Enterprises, Inc.

Notes to Consolidated Financial Statements

March 31, 2009

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the period ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

.

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $5,754.00 in cash or cash equivalents at March 31, 2009.

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

Advertising

The Company expenses advertising costs as incurred.  There were no advertising costs incurred during the quarter ending 3-31-09.

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

NOTE 3

COMMITMENTS

None.

NOTE 4

RELATED PARTY TRANSACTIONS

None.

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

NOTE 7 STOCKHOLDERS EQUITY (continued)

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

As of March 31, 2009, there were 2,776,996 shares of common stock issued and outstanding.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended March 31, 2009, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2007.

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

Plan of Operations

We operate an online store which sells Sport Utility Vehicle (SUV) accessories.   This store was obtained through the purchase of the website www.everythingsuv.com and related business of Aftermarket Express, Inc.  We hoped to leverage this presence into additional aftermarket accessories product lines, but our core business has been adversely affected by the current economic recession and we have been unable to take steps to diversify our activities.  Currently, our product line continues to focus on the SUV marketplace.  We hope to be able to take the same concept and operational processes and broaden it to serve the overall aftermarket accessory marketplace in the future, but at present are focused on stabilizing and strengthening our core business.  .

Since purchasing the business, we have implemented an outbound email follow up activity to better communicate with our existing customers.  The business is wholly dependent on internet searches to locate our web site or from repeat customers.  Management believes with a more aggressive marketing approach, our online presence can be expanded and sales can be increased.

In the past quarter, we have focused on increased website search engine submissions, updating available product lines to address the most current models and further optimizing our site in the interest of increasing website traffic.  We will continue these activities through the course of the next quarter with aims at increasing overall revenue.

Results of Operations

We continued to lose money during the three months ended March 31, 2009, with a net loss of $15,734 compared to a loss of $27,915 for the three months ended March 31, 2008.   We had sales of $24,597 for the three months ended March 31, 2009 compared to sales of $50,732 for the three months ended March 31, 2008.   We believe sales decreased due to the general economic conditions faced by consumers as the economy faltered.  Without additional revenue, we will continue to suffer losses.  We expect our legal and professional fees, which include our audit and accounting fees, will continue for the foreseeable future and we expect them to remain at current levels.

Revenues were generated through our web site purchased in September 2006.  We did not engage in any additional marketing or advertising as we focused on revising our web site and marketing plan. We anticipate sales to continue to be lower than last year, although we are taking steps to increase our website traffic and sales.

Since we are not a manufacturer of the products we sell and we buy from suppliers, our cost of goods sold is somewhat out of our hands and we have limited markup capabilities if we want to stay price competitive.  On all products we carry, we perform a market analysis of the product and competing product prices both online and in available stores.  This analysis can generally be performed online without much difficulty.  Once a price point for a product is determined, we try and set the price at a competitive level, often matching competitor’s prices or slightly reducing our price over a competitor if possible.  Since we typically have no inventory carrying cost, we generally can be competitive on price point.  Generally, our prices reflect a gross margin of an average of 25% to 35%.  If a product is widely available at a price that forces us to sell it for less than a gross profit of 30%, we will still offer the product for sale but only if there is minimal customer service activity associated with the sale.  As with most retail and online stores, we have to minimize all other expenses in order to have a chance to make a profit.

Liquidity and Capital Resources

As of March 31, 2009, we had a working capital of $5,754.   It is possible that we will need to raise additional capital to cover ongoing losses until we are able to increase our sales.  We have reduced expenses to the lowest possible level and believe that we will be able to cover or nearly cover costs for the next quarter.  However, even with reducing expenses, we still face severe challenges and may need additional capital if sales cannot be maintained or grown at a level that allows us to pay for all expenses of operation as they occur.

Our primary source of liquidity in the past has been cash provided by debt instruments and operating activities.  If our efforts to increase sales are not successful, and if the reduction to expenses do not result in profits from current sales levels, or if current sales levels unexpectedly drop, we will have to obtain additional financing.  Presently, we do not feel bank financing is feasible and believe we would have to rely on loans from existing stockholders and management or further equity offerings.  At this time there are no commitments from any parties to provide further financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2009.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2009, our internal control over financial reporting was effective. Given we have only one officer that serves as President and CFO, our controls are limited by the lack of personnel and segregation of duties.  As we grow our business we will be actively looking at how to segregate our duties to provide better controls.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2009.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a)

Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit #

Title of Document

Location

3 (i)

Articles of Incorporation

Incorporated by reference*

3 (ii)

Bylaws

Incorporated by reference*

4

Specimen Stock Certificate

Incorporated by reference*

Rule 13a-14(a)/15d-14a (a) Certification – CEO & CFO

This filing

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

Aftermarket Enterprises, Inc.

(Registrant)

Date:

May 20, 2009

By:  /s/ Adam Anthony

       Adam Anthony, CEO, Principal Accounting

       Officer and Director

16