Form 10-Q
period 2009-06-30
Aftermarket Enterprises, Inc.
filed 2009-08-07
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

2,776,996 shares of $0.001 par value common stock on August 4, 2009

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Aftermarket Enterprises, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2009

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

AFTERMARKET ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash	$ 3,268	$ 22,974
Other current assets	11,543	1,042
Total current assets	14,811	24,016

Website (net of amortization of $30,667 and $15,827 respectively)	1,975	7,911
Total assets	$ 16,786	$ 31,927

LIABILITIES
Current liabilities
Accounts payable	$ 20,027	$ 14,086
Accrued liabilities	807	695

Total current liabilities	20,834	14,781

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock: ($0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding)	-	-
Common Stock: ($0.001 par value, 90,000,000 shares authorized; 2,776,996 and 2,776,996 shares issued and outstanding , respectively)	2,777	2,777

Additional paid in capital	187,853	187,853
Accumulated deficit	(194,678)	(173,484)

Total stockholders’ equity (deficit)	(4,048)	17,146

Total liabilities and stockholders’ equity (deficit)	$ 16,786	$ 31,927

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMARKET ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Quarters  and Years Ended June 30, 2009 and  2008

(unaudited)

	Three Months ended June 30, 2009	Six Months ended June 30, 2009	Three Months ended June 30, 2008	Six Months ended June 30, 2008

Revenues
Sales (net of returns)	$ 23,821	48,418	36,760	87,491
Costs of goods sold	20,540	35,639	23,394	77,771

Gross profit	3,281	12,779	13,366	9,720

Expenses

Amortization expense	2,968	5,936	2,968	5,936
Credit card discounts	1,028	2,116	1,645	3,888
Payroll expenses	0	0	4,982	6,695
Other general & administrative	5,342	10,913	9,745	22,945
Legal and professional fees	(597)	15,008	5,571	9,223
	8,741	33,973	24,911	48,687

Loss from operations	(5,460)	(21,194)	(11,545)	(38,967)
Interest income	0	0	12	12
Interest expense	0	0	(532)	(601)
Penalties and settlements	0	0	0	(424)
Provision for income taxes	0	0	0	0

Net loss	$ (5,460)	$ (21,914)	$ (12,065)	$ (39,980)

Net loss per common share	$ (0.01)	$ (0.01)	$ (0.01)	$ (.03)

Weighted average number of common shares used in calculation	2,776,996	2,776,996	1,592,452	1,592,452

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMARKET ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

 June 30, 2009

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

December 31, 2006	1,100,000	$ 1,100	$ 9,900	$ (5,358)	$ 5,642

Net loss for year				(61,059)	(61,059)

Conversion of debt to equity	492,452	492	48,753	-	49,245

December 31, 2007	1,592,452	1,592	$ 58,653	$ (66,417)	$ (6,172)

Stock issued for cash	1,054,544	1,055	125,430		126,485

Stock issued for consulting services	130,000	130	3,770		3,900

Net loss for year	-	-	-	(107,067)	(107,067)

Balance, December 31, 2008	2,776,996	$ 2,777	$ 187,853	$(173,484)	$ 17,146

Net loss for year				(21,194)	(21,194)

Balance, June 30, 2009	2,776,996	$ 2,777	$ 187,853	$(194,678)	$ (4,048)

The accompanying notes are an integral part of these consolidated financial statements.

AFTERMARKET ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months Ended June 30, 2009 and 2008

(unaudited)

	Six months Ended June 30, 2009	Six months Ended June 30, 2008

Cash Flows from Operating Activities
Net loss	$ (21,914)	$ (39,981)
Adjustment for items not involving cash:
Amortization expense	5,936	5,936
Accrued interest	0	601
Change in non-cash working capital items:	(15,978)	(33,444)

(Increase) decrease in other current assets	(10,501)	(1,115)
Increase (decrease) in accounts payable	5,027	19,021
Increase (decrease) in accrued liabilities	0	(236)
Cash provided by (used in) operating activities	(21,452)	(15,774)

Cash Flow from Investing Activities
Acquisition of website	-
Cash used in investing activities	-

Cash Flow from Financing Activities
Proceeds from loan payable – stockholders	0	21,000
Proceeds from sale of common stock	-	-
Cash provided by financing activities
	(21,452)	5,226
Increase (decrease) in cash position

Cash position at beginning of period	22,974	549

Cash position at end of period	$3,268	$5,775

Non-cash activities

The accompanying notes are an integral part of these consolidated financial statements.

Aftermarket Enterprises, Inc.

Notes to Consolidated Financial Statements

June 30, 2009

(unaudited)

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

Aftermarket Enterprises, Inc.

Notes to Consolidated Financial Statements (continued)

June 30 2009

(unaudited)

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

Aftermarket Enterprises, Inc.

Notes to Consolidated Financial Statements (continued)

June 30 2009

(unaudited)

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

.

Aftermarket Enterprises, Inc.

Notes to Consolidated Financial Statements (continued)

June 30 2009

(unaudited)

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $14,811.00 in cash or cash equivalents at June 30, 2009.  Of this, $11,543.00 consisted of “Undeposited Funds” which are funds resulting from credit card transactions completed during the period which had not yet been deposited into our bank account as of the end of the period.

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

Advertising

The Company expenses advertising costs as incurred.  There were no advertising costs incurred during the quarter ending 6-30-09.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales.

Aftermarket Enterprises, Inc.

Notes to Consolidated Financial Statements (continued)

June 30 2009

(unaudited)

NOTE 2

BUSINESS ACQUISITIONS

On September 1, 2006, we acquired Aftermarket Express, Inc. which is now our wholly owned subsidiary.  We purchased Aftermarket Express, Inc. from its stockholders for $31,300 paid in the form of $21,300 in cash and $10,000, interest free Promissory Note with a maturity date of November 29, 2006.  The Promissory Note was paid in full on November 2, 2006.

NOTE 3

COMMITMENTS

None.

NOTE 4

RELATED PARTY TRANSACTIONS

None.

NOTE 5

WEBSITE

We receive all of our revenues through our website.  Once the order is received from the website, the customer’s credit card is authorized for the total cost of the sale, including shipping and handling.  Upon successful authorization of the credit card, the order is sent to the appropriate supplier via email.  Upon confirmation that the order has been shipped by the supplier, the customer’s credit card is charged for the full value of the sale, including shipping and handling.  Since we do not maintain an inventory, credit cards are not charged until shipment to assure the manufacture has the item in stock for immediate shipment.  If the item is not available for immediate shipment, electronic communication is sent to the customer informing them of any delays and their order is cancelled or put on hold depending upon their preference.

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

Aftermarket Enterprises, Inc.

Notes to Consolidated Financial Statements (continued)

June 30 2009

(unaudited)

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

As of June 30, 2009, there were 2,776,996 shares of common stock issued and outstanding.

NOTE 8

CREDIT CARD DEPOSITS HELD

On May 28, 2009, First Data, our merchant bank, placed a hold on our credit card deposits as a result of suspicious activity on our merchant account.  This suspicious activity consisted of individuals unknown to the company attempting to place orders with the company repeatedly, using a different credit card each time and for an amount that well exceeds the dollar amount of our average order.  On June 18, 2009, First Data completed their investigation and released the funds being held.  As of the end of the period the funds had not yet arrived in our account, resulting in a higher than normal “Undeposited Funds” balance.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended June 30, 2009, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2007.

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

Results of Operations

We continued to lose money during the three months ended June 30, 2009, with a net loss of $5,460 compared to a loss of $12,065 for the three months ended June 30, 2008.   For the six months ended June 30, 2009, we had a net loss of $21,914 compared to a net loss for the six months ended June 30, 2008, of $39,980.  We had sales of $23,821 for the three months ended June 30, 2009 compared to sales of $36,760 for the three months ended June 30, 2008.   For the six months ended June 30, 2009, we had sales of $48,418 compared to sales for the six months ended June 30, 2008, of $87,491.  We believe sales decreased due to the general economic conditions faced by consumers as the economy faltered.  Without additional revenue, we will continue to suffer losses.  We expect our legal and professional fees, which include our audit and accounting fees, will continue for the foreseeable future and we expect them to remain at current levels.

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

Liquidity and Capital Resources

As of June 30, 2009, we had a working capital of ($6,023).   It is possible that we will need to raise additional capital to cover ongoing losses until we are able to increase our sales.  We have reduced expenses to the lowest possible level and believe that we will be able to cover or nearly cover costs for the next quarter.  However, even with reducing expenses, we still face severe challenges and may need additional capital if sales cannot be maintained or grown at a level that allows us to pay for all expenses of operation as they occur.

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

On May 28, 2009, First Data, our merchant bank, placed a hold on our credit card deposits as a result of suspicious activity on our merchant account.  This suspicious activity consisted of individuals unknown to the company attempting to place orders with the company repeatedly, using a different credit card each time and for an amount that well exceeds the dollar amount of our average order.  On June 18, 2009, First Data completed their investigation and released the funds being held.  As of the end of the period the funds had not yet arrived in our account, resulting in a higher than normal “Undeposited Funds” balance.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2009.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of June 30, 2009, our internal control over financial reporting was effective. Given we have only one officer that serves as President and CFO, our controls are limited by the lack of personnel and segregation of duties.  As we grow our business we will be actively looking at how to segregate our duties to provide better controls.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended June 30, 2009.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

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

August 4, 2009

By:  /s/ Adam Anthony

       Adam Anthony, CEO, Principal Accounting

       Officer and Director

17