Form 10-Q
period 2009-09-30
Aftermarket Enterprises, Inc.
filed 2009-11-16
CIK 1389217

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10 Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2009

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from __________ to __________

                      Commission File Number 333-141676
                                             ----------

                        Aftermarket Enterprises, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Nevada                                20-5354797
  -------------------------------         ---------------------------------
  (State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)

           933 S. 4th Street, Unit A, Grover Beach, CA    93433
           -------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

                                (805) 457-6999
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.               Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large Accelerated filer     [ ]         Accelerated filer          [ ]
  Non-accelerated filer       [ ]         Smaller reporting company  [X]
  (Do not check if a smaller
  reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    2,776,996 shares of $0.001 par value common stock on November 12, 2009
    ----------------------------------------------------------------------

                       Part I - FINANCIAL INFORMATION

Item 1. Financial Statements


                        Aftermarket Enterprises, Inc.
                            FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                Sept 30, 2009

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

                         AFTERMARKET ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                 September 30,
                                                     2009       December 31,
                                                  (unaudited)       2008
                                                 -------------  ------------
                     ASSETS
                     ------
Current assets
  Cash                                           $      4,339   $    22,974
  Other current assets                                      -         1,042
                                                 -------------  ------------
  Total current assets                                  4,339        24,016

  Website (net of amortization of $35,609
    and $15,827 respectively)                               -         7,911
                                                 -------------  ------------
  Total assets                                   $      4,339   $    31,927
                                                 =============  ============

                  LIABILITIES
                  -----------

Current liabilities
  Accounts payable                               $     10,810   $    14,086
  Accrued liabilities                                     164           695
                                                 -------------  ------------
  Total current liabilities                            10,974        14,781
                                                 -------------  ------------

         STOCKHOLDERS' EQUITY (DEFICIT)
         ------------------------------

Preferred Stock: ($0.001 par value, 10,000,000
  shares authorized; no shares issued and
  outstanding)                                              -             -
Common Stock: ($0.001 par value, 90,000,000
  shares authorized; 2,776,996 issued and
  outstanding)                                          2,777         2,777
Additional paid in capital                            187,853       187,853
Accumulated deficit                                  (197,265)     (173,484)
                                                 -------------  ------------
  Total stockholders' equity (deficit)                 (6,635)       17,146
                                                 -------------  ------------

  Total liabilities and stockholders'
    equity (deficit)                             $      4,339   $    31,927
                                                 =============  ============

  The accompanying notes are an integral part of these financial statements.

                        AFTERMARKET ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)


                           Three Months ended           Nine Months ended
                              September 30,               September 30,
                       --------------------------  -------------------------
                           2009          2008          2009          2008
                       ------------  ------------  ------------  -----------
Revenues
 Sales (net of returns)$    21,963        30,949        70,381      118,440
 Costs of goods sold        14,995        24,708        51,009      102,792
                       ------------  ------------  ------------  -----------
Gross profit                 6,968         6,241        19,372       15,648
                       ------------  ------------  ------------  -----------

Expenses
 Amortization expense        1,975         2,968         7,911        8,904
 Credit card discounts       1,385         1,590         3,501        5,478
 Payroll expenses                -             -             -        6,695
 Other general &
   Administrative            5,203        19,221        16,158       42,166
 Legal and professional
   Fees                        574        20,812        15,582       30,035
                       ------------  ------------  ------------  -----------
                             9,137        44,591        43,152       93,278
                       ------------  ------------  ------------  -----------

Loss from operations        (2,169)      (38,350)      (23,780)     (77,630)
Interest income                  -            39             -           51
Interest expense                 -          (394)            -         (996)
Penalties and settlements        -             -             -         (424)
Provision for income taxes       -             -             -            -
                       ------------  ------------  ------------  -----------

Net (loss)             $    (2,169)  $   (38,705)  $   (23,780)  $  (78,999)
                       ============  ============  ============  ===========

Net (loss) per
  common share         $     (0.01)  $     (0.01)  $     (0.01)  $     (.03)
                       ============  ============  ============  ===========

Weighted average
  number of common
  shares outstanding     2,776,996     1,798,776     2,776,996    1,661,729
                       ============  ============  ============  ===========

The accompanying notes are an integral part of these financial statements.

                      AFTERMARKET ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               (unaudited)

                                                                    Total
                            Common Stock   Additional           Stockholders'
                          -----------------  Paid-in  Accumulated   Equity
                            Shares   Amount  Capital    Deficit    (Deficit)
                          ---------  ------  --------  ----------  ----------
December 31, 2007         1,592,452   1,592  $ 58,653  $ (66,417)  $  (6,172)
                          ---------  ------  --------  ----------  ----------

Stock issued for cash at
$.12 per share on
August 12, 2008           1,054,544   1,055   125,430                126,485

Stock issued for
consulting services at
$.03 per share on
October 1, 2008             130,000     130     3,770                  3,900

Net loss for year                 -       -         -   (107,067)   (107,067)

                          ---------  ------  --------  ----------  ----------
Balance,
December 31, 2008         2,776,996  $2,777  $187,853   (173,484)  $  17,146
                          ---------  ------  --------  ----------  ----------

Net loss for year                                        (23,780)    (23,780)

                          =========  ======  ========  ==========  ==========
Balance,
September 30, 2009        2,776,996  $2,777  $187,853  $(197,264)  $  (6,634)
                          =========  ======  ========  ==========  ==========

  The accompanying notes are an integral part of these financial statements

                        AFTERMARKET ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                        Nine Months ended
                                                          September 30,
                                                   -------------------------
                                                       2009          2008
                                                   ------------  -----------
OPERATING ACTIVITIES
Net loss                                           $   (23,780)  $  (78,999)
Adjustment for items not involving cash:
  Amortization expense                                   7,911        8,903
Change in non-cash working capital items:              (15,869)     (70,096)

  (Increase) decrease in other current assets            1,042        (1560)
  Increase (decrease) in accounts payable               (3,276)      (4,112)
  Increase (decrease) in accrued liabilities              (531)      (1,561)
                                                   ------------  -----------
Cash provided by (used in) operating activities        (18,634)     (77,329)

INVESTING ACTIVITIES
   None                                                      -            -
                                                   ------------  -----------
Cash used in investing activities                            -            -

FINANCING ACTIVITIES
   Proceeds from sale of common stock                        -      126,486
                                                   ------------  -----------
Cash provided by  financing activities
                                                                     49,157
Increase (decrease) in cash position                   (18,634)

Cash position at beginning of period                    22,974          549
                                                   ------------  -----------

Cash position at end of period                     $     4,339   $   49,706
                                                   ============  ===========

  The accompanying notes are an integral part of these financial statements

                        Aftermarket Enterprises, Inc.
                  Notes to Consolidated Financial Statements
                                Sept 30, 2009
                                 (unaudited)


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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008, respectively, are not necessarily indicative of the operating results for the full years.

Business Activity
Aftermarket Enterprises, Inc. (the Company) is a Nevada corporation organized on August 4, 2006 to market and sell aftermarket automotive products through the Internet. On May 12, 2004, Everything SUV, LLC was organized to sell aftermarket automotive products for SUV's through the Internet. On July 24, 2006, all rights, titles and interests to any and all memberships and ownership interests in Everything SUV, LLC were transferred to Aftermarket Express, Inc. The Company acquired all the outstanding shares of common stock of Aftermarket Express, Inc. on September 1, 2006 in a business combination. The Company has elected a fiscal year end of December 31st.
All intercompany balances have been eliminated on consolidation.

Recently Issued Accounting Pronouncements
June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

                        Aftermarket Enterprises, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                Sept 30, 2009
                                 (unaudited)


NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

                        Aftermarket Enterprises, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                Sept 30, 2009
                                 (unaudited)


NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

                        Aftermarket Enterprises, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                Sept 30, 2009
                                 (unaudited)


NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

                        Aftermarket Enterprises, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                Sept 30, 2009
                                 (unaudited)


NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB
No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

                        Aftermarket Enterprises, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                Sept 30, 2009
                                 (unaudited)


NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

Cash and Cash Equivalents
For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $4,339.00 in cash or cash equivalents at Sept 30, 2009.

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

                        Aftermarket Enterprises, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                Sept 30, 2009
                                 (unaudited)


NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

Revenue Recognition
The Company recognizes revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Product sales and shipping revenues are recorded when the products are shipped and title passes to customers. The customer's credit card is authorized at the time the order is placed, thereby providing reasonable assurance of collectability. The credit card is then charged for the amount
of the sale when the product is shipped from the supplier.   Our agreement
with our suppliers is that all orders for products that are in stock are shipped within 48 hours of receipt of the order by the supplier. We interact telephonically and electronically with our suppliers on a daily basis and are aware of when outstanding orders are shipped. Approximately 50% of our suppliers notify us via email when orders have been shipped and, with rare exceptions, all orders for merchandise that is in stock are shipped within 48 hours of the time of the order. If we are not notified electronically that the order has been shipped, we confirm it telephonically prior to charging the customers card. Delivery to the customer is deemed to have occurred when the product is shipped from the supplier.

Advertising
The Company expenses advertising costs as incurred. There were no advertising costs incurred during the quarter ending 9-30-09.

Shipping and Handling Revenue and Costs
Shipping and handling revenues average an amount equal to approximately 10% of product sales and is included in our sales for the period.

Shipping and handling costs average an amount equal to approximately 10% of product sales and are included in cost of sales.


NOTE 2  BUSINESS ACQUISITIONS

On September 1, 2006, we acquired Aftermarket Express, Inc. which is now our wholly owned subsidiary. We purchased Aftermarket Express, Inc. from its stockholders for $31,300 paid in the form of $21,300 in cash and $10,000, interest free Promissory Note with a maturity date of November 29, 2006. The Promissory Note was paid in full on November 2, 2006.

                        Aftermarket Enterprises, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                Sept 30, 2009
                                 (unaudited)


NOTE 3  COMMITMENTS

None.


NOTE 4  RELATED PARTY TRANSACTIONS

None.


NOTE 5  WEBSITE

We receive all of our revenues through our website. Once the order is received from the website, the customer's credit card is authorized for the total cost of the sale, including shipping and handling. Upon successful authorization of the credit card, the order is sent to the appropriate supplier via email. Upon confirmation that the order has been shipped by the supplier, the customer's credit card is charged for the full value of the sale, including shipping and handling. Since we do not maintain an inventory, credit cards are not charged until shipment to assure the manufacture has the item in stock for immediate shipment. If the item is not available for immediate shipment, electronic communication is sent to the customer informing them of any delays and their order is cancelled or put on hold depending upon their preference.


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

                        Aftermarket Enterprises, Inc.
             Notes to Consolidated Financial Statements (Continued)
                                Sept 30, 2009
                                 (unaudited)


NOTE 6  GOING CONCERN (Continued)

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

As of Sept 30, 2009, there were 2,776,996 shares of common stock issued and outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company's financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, and the plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as "forward-looking statements."

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the three month periods ended Sept 30, 2009, to the items disclosed as significant accounting policies since the Company's last audited financial statements for the year ended December 31, 2007.

The Company's accounting policies are more fully described in Note 1 of the consolidated financial statements. As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. The Company believes that the following addresses the Company's most critical accounting policies.

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We recognize revenue as services are provided. Revenues are reflected net of coupon discounts.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109). Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.

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

Results of Operations

We continued to lose money during the three months ended Sept 30, 2009, with a net loss of $2,160 compared to a loss of $38,705 for the three months ended
Sept 30, 2008.   For the nine months ended Sept 30, 2009, we had a net loss of $23,780 compared to a net loss for the nine months ended Sept 30, 2008, of $78,999. We had sales of $21,963 for the three months ended Sept 30, 2009
compared to sales of $30,949 for the three months ended Sept 30, 2008.   For
the nine months ended Sept 30, 2009, we had sales of $70,381 compared to sales for the nine months ended Sept 30, 2008, of $118,440. We believe sales decreased due to the general economic conditions faced by consumers as the economy faltered. Without additional revenue, we will continue to suffer losses. We expect our legal and professional fees, which include our audit and accounting fees, will continue for the foreseeable future and we expect them to remain at current levels.

Revenues were generated through our web site purchased in September 2006. We did not engage in any additional marketing or advertising as we focused on revising our web site and marketing plan. We anticipate sales to continue to be lower than last year, although we are taking steps to increase our website traffic and sales.

Since we are not a manufacturer of the products we sell and we buy from suppliers, our cost of goods sold is somewhat out of our hands and we have limited markup capabilities if we want to stay price competitive. On all products we carry, we perform a market analysis of the product and competing product prices both online and in available stores. This analysis can generally be performed online without much difficulty. Once a price point for a product is determined, we try and set the price at a competitive level, often matching competitor's prices or slightly reducing our price over a competitor if possible. Since we typically have no inventory carrying cost, we generally can be competitive on price point. Generally, our prices reflect a gross margin of an average of 25% to 35%. If a product is widely available at a price that forces us to sell it for less than a gross profit of 30%, we will still offer the product for sale but only if there is minimal customer service activity associated with the sale. As with most retail and online stores, we have to minimize all other expenses in order to have a chance to make a profit.

Liquidity and Capital Resources

As of Sept 30, 2009, we had working capital of ($6,635). It is possible that we will need to raise additional capital to cover ongoing losses until we are able to increase our sales. We have reduced expenses to the lowest possible level and believe that we will be able to cover or nearly cover costs for the next quarter. However, even with reducing expenses, we still face severe challenges and may need additional capital if sales cannot be maintained or grown at a level that allows us to pay for all expenses of operation as they occur.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of Sept 30, 2009.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to our Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company's control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company's access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

NA-Smaller Reporting Company

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.


Management's Report on Internal Control over Financial Reporting

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of Sept 30, 2009. Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of Sept 30, 2009, our internal control over financial reporting was effective. Given we have only one officer that serves as President and CFO, our controls are limited by the lack of personnel and segregation of duties. As we grow our business we will be actively looking at how to segregate our duties to provide better controls.


Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

                         PART II   OTHER INFORMATION

ITEM 1.  Legal Proceedings

None


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended Sept 30, 2009.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended Sept 30, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.


ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.


ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended Sept 30, 2009.


ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit #  Title of Document                    Location
---------  -----------------                    --------

3 (i)      Articles of Incorporation            Incorporated by reference*

3 (ii)     Bylaws                               Incorporated by reference*

4          Specimen Stock Certificate           Incorporated by reference*

31         Rule 13a-14(a)/15d-14a (a)           This filing
           Certification - CEO & CFO

32         Section 1350 Certification -         This filing
           CEO & CFO
______________

*Incorporated by reference from the original filing of Aftermarket Enterprises, Inc.'s registration statement on Form SB-2, file number 333-141676, filed on March 30, 2007.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Aftermarket Enterprises, Inc.
                                      -----------------------------
                                              (Registrant)

Date:  November 12, 2009              By:  /s/ Adam Anthony
                                           -------------------------
                                           Adam Anthony
                                           CEO, Principal Accounting
                                           Officer and Director