Form 10-K
period 2009-12-31
Aftermarket Enterprises, Inc.
filed 2010-04-15
CIK 1389217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [X]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

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

As of March 25, 2010, the Registrant had 2,776,996 shares of common stock issued and outstanding.

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

Our business strategy is to focus on superior customer service, constantly striving to provide the most current products available in the marketplace.  In addition, we will attempt to consistently increase website traffic, to expand into market segments that appear to be available to us, capitalize on existing opportunities to cross promote and strive to maximize the dollar value of each customer.

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

Marketing and Promotion

We utilize search engine optimization activities, email marketing, linking agreements and key vendor relationships to drive our business.  Our marketing strategy is designed to increase customer traffic to our website, drive awareness of products and services we offer, promote repeat purchases and develop incremental product revenue opportunities.

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the OTC Bulletin Board, under the symbol “AFTM.”  The Company’s common stock has had no trading activity as of March 25, 2010.

Quarter Ended	High Bid	Low Bid
December 2009	5.00	.01
September 2009	n/a	.01
June 2009	n/a	.01
March 2009	n/a	.01

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.  At March 25, 2010, the Company had approximately 53 stockholders of record.  As of March 25, 2010, the Company had 2,776,996  shares of its Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

There were no securities sold or otherwise issued in the Fiscal Year Ending 2009.

ITEM 6 SELECTED FINANCIAL DATA

Summary of Financial Information

We had a net loss of $23,156 for the year ended December 31, 2009.  At December 31, 2009, we had cash and cash equivalents of $6,771 and working capital deficit of $11,778.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Revenues	$95,675	$143,344
Cost of Goods Sold	73,964	121,081
General and Administrative Expenses	44,867	128,514
Net Loss	(23,156)	(106,251)
Basic Income (Loss) per Share	.01	(.05)
Diluted Income (Loss) per Share	.01	(.05)
Weighted Average Number of Shares Outstanding	2,776,996	2,032,235
Weighted Average Number of Fully Diluted Shares Outstanding	2,776,996	2,032,235

BALANCE SHEET DATA:

	December 31, 2009	December 31, 2008
Total Current Assets	$6,771	$23,016
Total Assets	6,771	30,927
Total Current Liabilities	18,549	19,549
Working Capital	(11,778)	3,467
Stockholders’ Equity (Deficit)	(11,778)	11,378

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had positive working capital of $3,467 primarily as a result of a common stock offering which yielded us $126,485 in cash through the sale of 1,054,544 shares of stock at a price of $.12 per share.  For the year ended December 31, 2009, we had working capital deficit of $11,778.  We are hopeful that we can increase sales sufficient to cover our operating expenses.  However, depending on how our business performs over the next several months, we may have to seek additional capital in the future.

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

RESULTS OF OPERATIONS

We continued to lose money during the year ended December 31, 2009, with a net loss of $23,156, compared to a loss of $106,251 for the year ended December 31, 2008.  We had sales of $95,675 and $143,344 for the years ended December 31, 2009 and December 31, 2008, respectively.  Without additional revenue, we will continue to suffer losses as our sales are currently not high enough to cover our fixed expenses, particularly general and administrative.  In response to the deteriorating market that has resulted from the current economic conditions and surge in oil and fuel prices that occurred initially during 2008, we have cut our general and administrative expenses such that we are currently producing an operating profit when legal and audit expenses are extracted.  We would expect employee costs to increase in the future as we expand operations and require additional personnel.  Currently, our president, Adam Anthony, is not taking a salary which is helping to reduce employee expenses.  For the year ended December 31, 2009, our legal and professional fees were $12,780 which were primarily associated with the audit and legal costs. We expect legal and accounting fees will continue for the foreseeable future and we expect them to remain at current levels.  We are currently not engaged in any fee based marketing or advertising activities.

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

Our management, which consists of one officer, with the participation of the outside CPA, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, consisting of our sole officer, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes the use of an outside CPA firm, in addition to our auditors, helps mitigate this potential weakness.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table identifies our sole director and executive officer:

Name	Age	Principal Occupation for Past Five Years and Current Public Directorships or Trusteeships
Adam Anthony	44
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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Aftermarket's chief executive officer and each of the other executive officers that were serving as executive officers at December 31, 2009 (collectively referred to as the "Named Executives").  No other executive officer serving during 2009 received compensation greater than $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Adam	2008	--	--	--	--	--	--	--
Anthony, CEO	2009	--	--	--	--	--	--	--

Option/SAR Grants in Last Fiscal Year

There were no stock option or SAR Grants in fiscal 2008 or 2009

Stock Option Exercise

None of the named executives exercised any options to purchase shares of common stock in fiscal 2008 or 2009.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal years 2008 or 2009 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board or directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. We did not compensate our directors for service on the Board of Directors during fiscal 2009.

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

Report on Repricing of Options/SARs

We did not adjust or amend the exercise price of stock options or SARs previously awarded to any executive officers during fiscal 2008 or 2009.

Report on Executive Compensation

The Board of Directors determines the compensation of Aftermarket’s executive officer and president and sets policies for and reviews with the chief executive officer and president the compensation awarded to the other principal executives, if any. The compensation policies utilized by the Board of Directors are intended to enable Aftermarket to attract, retain and motivate executive officers to meet our goals using appropriate combinations of base salary and incentive compensation in the form of stock options. Generally, compensation decisions are based on contractual commitments, if any, as well as corporate performance, the level of individual responsibility of the particular executive and individual performance. During the fiscal year ended 2009, Aftermarket's chief executive officer was Adam Anthony.  There were no other executive officers for Aftermarket during the fiscal year 2009.

Board of Directors Interlocks and Insider Participation in Compensation Decisions

No such interlocks existed or such decisions were made during fiscal year 2009.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Outstanding Common stock
Principal Shareholders
Ascendiant Capital Group, LLC (1) 18881 Von Karman Avenue, 16th Floor Irvine, CA 92612	1,133,301	40.81%
Jeffrey W. Holmes P.O. Box 11207 Zephyr Cove, NV 89448	444,151	15.99%
Adam Anthony 2703 Anacapa Irvine, CA 92602	200,000	7.20%
Officers and Directors
Adam Anthony 2703 Anacapa Irvine, CA 92602	200,000	7.20%
Director and executive officer of the
Company (1 individuals)	200,000	7.20%
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

On November 19, 2009 we borrowed $3,000 from our President, Adam Anthony.  The Note is interest free and is payable upon demand.

On December 7, 2009 we borrowed $10,000 from our President, Adam Anthony.  The Note is interest free and is payable upon demand.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $5,500 and $7,800 for each of the years ending December 31, 2009 and 2008.

2) Audit-Related Fees. $1,444 and $2,990.
3) Tax Fees. $200 and $1,000
4) All Other Fees. $0.
5) Not applicable.
6) Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)(1) FINANCIAL STATEMENTS.  The following financial statements are included in this report:

 (a)(2) FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

     None.

 (a)(3) EXHIBITS.  The following exhibits are included as part of this report:

	SEC
Exhibit	Reference
Number	Number	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws

3.01	3	Articles of Incorporation	Incorporated by reference*

3.02	3	Bylaws	Incorporated by reference*

Item 4	Instruments Defining the Rights of Security Holders

4.01	4	Specimen Stock Certificate	Incorporated by reference*

23.01	23	Consent of Auditor	This Filing

31.01	31	CEO certification	This Filing

31.02	31	CFO certification Pursuant	This Filing

32.01	32	CEO certification	This Filing

32.02	32	CFO certification	This Filing

*  Incorporated by reference from the Company's registration statement on Form S-1 filed with the Commission, SEC file no. 333-141676.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Aftermarket Enterprises, Inc.

Date: April 15, 2010	By: /s/ Adam Anthony
Adam Anthony, President, Director, Principal
Accounting Officer(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Adam Anthony
Adam Anthony	Director	April 15, 2010

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Aftermarket Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Aftermarket Enterprises, Inc. as of 12/31/09 and 12/31/08, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended 12/31/09 and 12/31/08. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aftermarket Enterprises, Inc. as of 12/31/09 and 12/31/08, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended 12/31/09 and 12/31/08, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 6.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers, CPAs
Las Vegas, Nevada
April 12, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS
Current assets
Cash	$6,771	$22,974
Other current assets	-	42
Total current assets	6,771	23,016

Website (net of amortization of $35,609 and $27,701 respectively)	-	7,911
Total assets	$6,771	$30,927

LIABILITIES

Current liabilities
Accounts payable	$2,319	$17,136
Accrued liabilities	3,005	2,413
Loan Payable: Related Party	13,000	-
Deferred Revenue	225	-

Total current liabilities	18,549	19,549

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock: ($0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding)	-	-
Common Stock: ($0.001 par value, 90,000,000 shares authorized; 2,776,996 outstanding)	2,777	2,777

Additional paid in capital	187,853	187,853
Accumulated deficit	(202,549)	(179,252)

Total stockholders’ equity (deficit)	(11,778)	11,378

Total liabilities and stockholders’ equity (deficit)	$6,771	$30,927

The accompanying notes are an integral part of these financial statements.

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months ended December 31, 2009	Twelve Months ended December 31, 2008

Revenues
Sales (net of returns)	95,675	143,344
Costs of goods sold	73,964	121,081

Gross profit	21,711	22,263

Expenses

Amortization expense	7,911	11,872
Credit card discounts	4,432	6,412
Payroll expenses	-	6,695
Other general & administrative	31,642	88,308
Professional Fees – Related Parties		13,000
	43,985	126,287

Loss from operations	(22,273)	(104,024)

Other income/expense:
Interest income	-	52
Interest expense	(82)	(996)
Penalties and settlements	-	(424)
	(82)	(1,368)
Provision for state taxes	(800)	(859)

Net (loss)	$(23,156)	(106,251)

Net (loss) per common share	$(0.01)	(.05)

Weighted average number of common shares outstanding	2,776,996	2,032,235

The accompanying notes are an integral part of these financial statements.

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
December 31, 2009

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

December 31, 2007	1,592,452	1,592	$58,653	$(73,001)	$(12,756)

Stock issued for cash at $.12 per share	1,054,544	1,055	125,430		126,485
on August 12, 2008

Stock issued for consulting services at $.03 per share on October 1, 2008	130,000	130	3,770		3,900

Net loss for year	-	-	-	(106,251)	(106,251)

Balance, December 31, 2008	2,776,996	$2,777	187,853	(179,252)	$11,378

Net loss for year				(23,156)	(23,156)

Balance, December 31, 2009	2,776,996	$2,777	$187,853	$(202,408)	$(11,778)

The accompanying notes are an integral part of these financial statements

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months Ended December 31, 2009	Twelve months Ended December 31, 2008

Operating Activities
Net loss	$(23,156)	$(106,251)
Prior period loss adjustment restated		(6,584)
Adjustment for items not involving cash:
Amortization expense	7,911	11,872
Deferred Revenue	225
Shares for service		3,900
Change in non-cash working capital items:	(15,021)	(97,063)

(Increase) decrease in other current assets	42	1,015
Increase (decrease) in accounts payable	(14,816)	(8,489)
Increase (decrease) in accrued liabilities	592	477
Cash provided by (used in) operating activities	(29,203)	(104,060)

Investing Activities
None	-
Cash used in investing activities	-

Financing Activities
Proceeds from loan(s) payable – related party	13,000	21,000
Proceeds from sale of common stock		126,486
Payment of loan(s) payable – related party		(21,000)
Cash provided by financing activities	13,000	126,486

Increase (decrease) in cash position	(16,203)	22,427

Cash position at beginning of period	22,974	549

Cash position at end of period	$6,771	$22,974

Supplemental Information:
Stock for Services		3,900

The accompanying notes are an integral part of these financial statements

Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

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

Recently Issued Accounting Pronouncements
Below is a listing of the most recent accounting standards, the Company does not expect that the adoption of any of these changes will have a material impact on the Company’s financial position, or statements.

•
Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. (January 2010) Effective for annual reporting periods ending on or after December 31, 2009. Early adoption is not permitted.

•
Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. (January 2010) For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

•
Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). (January 2010) Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.

•
Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (December 2009) (See FAS 167 effective date below)

•
Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. (December 2009) This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

•
Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. (October 2009) This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)

•
Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. (October 2009) Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.

Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2009

•
Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. (October 2009) Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.

•
Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). (September 2009) It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

•
EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). (July 2009).  Effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

•
SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). (June 2009) Effective for financial statements issued for interim and annual periods ending after September 15, 2009.  SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009.

•
SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). (June 2009)  Effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010.

•
SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). (June 2009) Effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009.

•
SFAS No. 164, (ASC Topic 810) “Not-for-Profit Entities: Mergers and Acquisitions – including an amendment of FASB Statement No. 142” (“SFAS 164”). (April 2009) Effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.

•	Staff Accounting Bulletin (SAB) No. 112. (June 2009)

Cash and Cash Equivalents
The Company considers all highly-liquid instruments with a maturity of three months or less to be cash equivalents. The Company had $6,771, and $22,974 in cash and cash equivalents at December 31, 2009 and December 31, 2008, respectively.

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

Revenue Recognition
The Company recognizes revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.  Product sales and shipping.

Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2009

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

Return/Refund Policy
Customers may return/exchange their merchandise within 30 days of the sale unless the item is embroidered or otherwise customized, in which case all sales are final. Return shipping charges are the responsibility of the customer unless an error has been made on our part. The return of certain items may incur a restocking fee.  If so, the customer is made aware at the time of the sale.  Refunds for returned merchandise are processed promptly upon confirmation of receipt of the returned merchandise in like-new condition, less any applicable restocking and/or shipping charges. Our revenues and costs of goods sold are reported without making an allowance for returned merchandise due to the fact that our return rate is less than one half of one percent of gross revenue.

Advertising
The Company expenses advertising costs as incurred.  There were no advertising costs incurred during the fiscal year 2009.

Shipping and Handling Costs
Shipping and handling costs are included in cost of sales.

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

NOTE 2  BUSINESS ACQUISITIONS

On September 1, 2006, we acquired Aftermarket Express, Inc. which is now our wholly owned subsidiary.  We purchased Aftermarket Express, Inc. from its stockholders for $31,300 paid in the form of $21,300 in cash and $10,000, interest free Promissory Note with a maturity date of November 29, 2006.  The Promissory Note was paid in full on November 2, 2006.

NOTE 3  COMMITMENTS

None.

NOTE 4   RELATED PARTY TRANSACTIONS

On March 19, 2008, the Company received a loan in the amount of $14,000 from stockholder, Ascendiant Capital Group.  The loan carried an interest rate of 10% per annum.  All outstanding principal and interest was paid on August 22, 2008.  Ascendiant Capital Group is a holder of more than 10% of the total outstanding stock in the Company.

On March 19, 2008, the Company received a loan in the amount of $7,000 from stockholder, Jeff Holmes.  The loan carried an interest rate of 10% per annum.  All outstanding principal and interest was paid on August 22, 2008.  Jeff Holmes is a holder of more than 10% of the total outstanding stock in the Company.

During the fiscal year ending December 31, 2008, Ascendiant Capital Group was paid a total of $12,000 for consulting services.

Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2009

During the fiscal year ending Decembe 31, 2008, Creocare, a company under common management, was paid $1,000 for professional services.

As of December 31, 2009, the Company had received loans totaling $13,000 from the Company’s President, Adam Anthony.  These loans are non-interest bearing and are due upon demand.

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

The value of our website has been fully ammortized over time.  The ammortization schedule is as follows:

Year	Initial Value	Accumulated Ammortization
	$35,610
2006		$3,957
2007		11,872
2008		11,872
2009		7,911
12/31/08	$35,610	$35,612	*

*the discrepancy between initial value and Accumulated Ammortization is attributable to rounding done for reporting purposes only.

NOTE 6  INCOME TAXES

The Company follows FASB ASB 740-10, “Income Taxes” for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

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

Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2009

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

As of December 31, 2009, there were 2,776,996 shares of common stock issued and outstanding.

Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2009

NOTE 8  RESTATEMENT OF 2008 FINANCIAL STATEMENTS

In connection with the preparation of the Company’s audited financial statements for the year ended December 31, 2009, the Company determined that there were errors in accounting treatment and reported amounts in its previously filed financial statements.  As a result, the Company determined to restate its financial statements for the year ended December 31, 2008.  The restatements are included in this Annual Report on Form 10-K.

The adjustments are being made to correct timing errors associated with expenses.  The adjustments are not material and did not affect the Company’s previously reported cash and cash equivalents balances in prior periods.  The following tables present the effect of the restatement adjustments by financial statement line item for the Balance Sheet, Statements of Operations and Statements of Cash Flow.

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2008
	As Previously Stated	Adjustments	As Restated

ASSETS
Current assets
Cash	$22,974		$22,974
Other current assets	1,042	(1,000)	42
Total current assets	24,016		23,016

Website (net of amortization of $27,699)	7,911		7,911
Total assets	$31,927	(1,000)	$30,927

LIABILITIES
Current liabilities
Accounts payable	$14,086	3,050	$17,136
Accrued liabilities	695	1,718	2,413

Total current liabilities	14,781	4,768	19,549

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock: ($0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding)	-		-
Common Stock: ($0.001 par value, 90,000,000 shares authorized; 2,776,996 and 1,592,452 shares issued and outstanding , respectively)	2,777		2,777

Additional paid in capital	187,853		187,853
Accumulated deficit	(173,484)	(5,768)	(179,252)

Total stockholders’ equity (deficit)	17,146	(5,768)	11,378

Total liabilities and stockholders’ equity (deficit)	31,927	(1,000)	30,927

Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2009

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	As of December 31, 2008
	As Previously Stated	Adjustments	As Restated

Revenues
Sales (net of returns)	143,344		143,344
Costs of goods sold	121,081		121,081

Gross profit	22,263		22,263

Expenses

Amortization expense	11,872		11,872
Credit card discounts	6,412		6,412
Payroll expenses	6,695		6,695
Other general & administrative	53,362		53,362
Legal and professional fees	49,621	(1,675)	47,946
	127,962	(1,675)	126,287

Loss from operations	(105,699)	1,675	(104,024)
Interest income	52		52
Interest expense	(996)		(996)
Penalties and settlements	(424)		(424)
	(107,067)	1,675	(105,392)

Provision for state taxes	0	(859)	(859)

Net loss	(107,067)	816	(106,251)

Net loss per common share	(.04)		(.04)

Weighted average number of common shares used in calculation	2,776,996		2,032,235

Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2009

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
 December 31, 2008

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

December 31, 2006	1,100,000	$1,100	$9,900	$(5,358)	$5,642

Net loss for year, originally stated				(61,059)	(61,059)

Restated adjustment				(6,584)	(6,584)

Conversion of debt to equity	492,452	492	48,753	-	49,245

December 31, 2007	1,592,452	1,592	$58,653	$(73,001)	$(12,756)

Stock issued for cash	1,054,544	1,055	125,430		126,485

Stock issued for consulting services	130,000	130	3,770		3,900

Net loss for year, originally stated	-	-	-	(107,067)	(107,067)

Restated adjustment				816	816

Balance, December 31, 2008	2,032,235	$2,777	187,853	(179,252)	11,378

Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2009

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	As of December 31, 2008
	As Previously Stated	Adjustments	As Restated

Operating Activities
Net loss	$(107,067)	816	$(106,251)
Prior period loss adjustment restated		(6,584)	(6,584)
Adjustment for items not involving cash:
Amortization expense	11,872		11,872
Shares for services	3,900		3,900
Accrued interest
Change in non-cash working capital items:	(91,295)	(5,768)	(97,063)

(Increase) decrease in other current assets	15	1,000	1,015
Increase (decrease) in accounts payable	(11,539)	3,050	(8,489)
Increase (decrease) in accrued liabilities	(1,241)	1,718	477
Cash provided by (used in) operating activities	(104,060)	-	(104,060)

Financing Activities
Proceeds from loan payable – stockholders		21,000	21,000
Proceeds from sale of common stock	126,485		126,485
Payment of loan payable - stockholders		(21,000)	(21,000)
Cash provided by financing activities	126,485		126,485

Increase (decrease) in cash position	22,425		22,425

Cash position at beginning of period	549		549

Cash position at end of period	$22,974		$22,974

Supplemental Information:
Stock issued for conversion of debt
Stock for Services	$3,900		$3,900

NOTE 9  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through April 12, 2010 and determined there are no items to disclose.