Form 10-Q
period 2010-03-31
Aftermarket Enterprises, Inc.
filed 2010-05-17
CIK 1389217

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10 Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the quarterly period ended March 31, 2010


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

            933 S. 4th Street, Unit A, Grover Beach, CA 93433
         --------------------------------------------------------
         (Address of principal executive offices)      (Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                           Yes [ ]   No   [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S B is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to
this Form 10 KSB.    [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                             Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: The Registrant's shares trade on the OTCBB with no bid or ask price. The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of May 12, 2010, the Registrant had 2,776,996 shares of common stock issued and outstanding.

                       Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Aftermarket Enterprises, Inc.
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                March 31, 2010

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

                      AFTERMARKET ENTERPRISES, INC.
                       CONSOLIDATED BALANCE SHEETS


                                         March 31, 2010     December 31, 2009
                 ASSETS

Current Assets
  Cash                                           6,612                 6,771
  Accounts Receivable                              894                     -
                                         ------------------------------------
  Total Current Assets                           6,612                 6,771
                                         ------------------------------------

TOTAL ASSETS                                     7,506                 6,771
                                         ------------------------------------

               LIABILITIES

Current Liabilities
  Accounts Payable                               9,120                 2,319
  Accrued Liabilities                            2,518                 3,005
  Loan Payable, Related Party                   13,000                13,000
  Sales tax payable                                714                     -
  Deferred Revenue                                   -                   225

      Total Current Liabilities                 25,352                18,549

      STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: ($0.001 par value,
10,000,000 shares authorized; no shares
issued and outstanding)
Common Stock: ($0.001 par value,
90,000,000 shares authorized;
2,776,996 issued and outstanding)                2,777                 2,777

Additional Paid-in Capital                     187,853               187,853
Accumulated Deficit                           (208,476)             (202,408)

Total Stockholder's Equity (Deficit)           (17,846)              (11,778)

Total Liabilities and Stockholders'
Equity (Deficit)                                 7,506                 6,771


  The accompanying notes are an integral part of these financial statements.

                       AFTERMARKET ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                      Three months ended   Three months ended
                                        March 31, 2010       March 31, 2009
Revenues
   Sales (net of returns)                        26,720               24,597
   Cost of Goods Sold                            18,945               15,099
                                      ---------------------------------------
Gross Profit                                      7,775                9,498

Expenses

   Amortization Expense                                                2,968
   Credit Card Discount                           1,215                1,088
   Payroll Expense                                    -                    -
   Other General & Administrative                12,628               21,176
                                      ---------------------------------------
                                                 13,843               25,232
                                      ---------------------------------------

Loss from Operations                             (6,068)             (15,734)

Other income/expense:                                 -                    -
Interest Income                                       -                    -
Interest Expense                                      -                    -
Provision for State Taxes                             -                    -
                                      ---------------------------------------
Net (loss)                                       (6,068)             (15,734)

Net (loss) per common share                       (0.00)               (0.01)
                                      ---------------------------------------

Weighted average number of common
shares outstanding                            2,776,996            2,776,996
                                      ---------------------------------------









  The accompanying notes are an integral part of these financial statements.

                      AFTERMARKET ENTERPRISES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                      Three months ended   Three months ended
                                        March 31, 2010       March 31, 2009
Operating Activities
Net loss                              $          (6,068)   $         (15,734)
Prior period loss adjustment restated
Adjustment for items not involving cash:
  Amortization expense                                0                2,968
  Deferred Revenue                                 (225)                   0
  Shares for service                                  0                    0
                                      ---------------------------------------
Change in non-cash working capital items:        (6,293)             (12,766)

  (Increase) decrease in other current assets      (894)                1042
  Increase (decrease) in accounts payable         6,801               (5,559)
  Increase (decrease) in accrued liabilities       (487)                  63
  Increase (decrease) in sales tax payable          714
                                      ---------------------------------------
Cash provided by (used in)
  operating activities                             (159)             (17,220)

Investing Activities
   None                                               -                    -
Cash used in investing activities                     -                    -

Financing Activities
   Proceeds from loan(s) payable -
     related party                                    0                    0
   Proceeds from sale of common stock
   Payment of loan(s) payable -
     related party
Cash provided by financing activities                 0                    0

Increase (decrease) in cash position               (159)             (17,220)

Cash position at beginning of period              6,771               22,974
                                      ---------------------------------------

Cash position at end of period        $           6,612    $           5,754



The accompanying notes are an integral part of these financial statements

                       Aftermarket Enterprises, Inc.
                Notes to Consolidated Financial Statements
                              March 31, 2010


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

Cash and Cash Equivalents
The Company considers all highly-liquid instruments with a maturity of three months or less to be cash equivalents. The Company had $6,612 in cash and cash equivalents at March 31, 2010.

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

Advertising
The Company expenses advertising costs as incurred. There were no advertising costs incurred during the fiscal quarter ending March 31, 2010.

Shipping and Handling Costs
Shipping and handling costs are included in cost of sales.

                       Aftermarket Enterprises, Inc.
                Notes to Consolidated Financial Statements
                              March 31, 2010

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.


NOTE 2  BUSINESS ACQUISITIONS

On September 1, 2006, we acquired Aftermarket Express, Inc. which is now our wholly owned subsidiary. We purchased Aftermarket Express, Inc. from its stockholders for $31,300 paid in the form of $21,300 in cash and $10,000, interest free Promissory Note with a maturity date of November 29, 2006. The Promissory Note was paid in full on November 2, 2006.


NOTE 3  COMMITMENTS

None.


NOTE 4  RELATED PARTY TRANSACTIONS

As of March 31, 2010, the Company had received loans totaling $13,000 from the Company's President, Adam Anthony. These loans are non-interest bearing and are due upon demand.


NOTE 5  WEBSITE

We receive all of our revenues through our website. Once the order is received from the website, the customer's credit card is authorized for the total cost of the sale, including shipping and handling. Upon successful authorization of the credit card, the order is sent to the appropriate supplier via email. Upon confirmation that the order has been shipped by the supplier, the customer's credit card is charged for the full value of the sale. If the item is not available for immediate shipment, electronic communication is sent to the customer informing them of any delays.

The value of our website has been fully ammortized over time. The ammortization schedule is as follows:

Year              Initial Value              Accumulated Ammortization
                  $     35,610
2006                                                 $  3,957
2007                                                   11,872
2008                                                   11,872
2009                                                    7,911
12/31/09          $     35,610                       $ 35,612*

*the discrepancy between initial value and Accumulated Ammortization is attributable to rounding done for reporting purposes only.


NOTE 6  INCOME TAXES

The Company follows FASB ASB 740-10, "Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each

                       Aftermarket Enterprises, Inc.
                Notes to Consolidated Financial Statements
                              March 31, 2010

period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

NOTE 7  GOING CONCERN

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


NOTE 8  STOCKHOLDERS EQUITY

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

As of March 31, 2010, there were 2,776,996 shares of common stock issued and outstanding.

                       Aftermarket Enterprises, Inc.
                Notes to Consolidated Financial Statements
                              March 31, 2010


NOTE 9  RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

Below is a listing of the most recent accounting standards, the Company does not expect that the adoption of any of these changes will have a material impact on the Company's financial position, or statements.

Accounting Standards Update 2010-18-Receivables (Topic 310): Effect of a loan modification when the loan is part of a pool that is accounted for as a single asset-a consensus of the FASB emerging issues task force. Effective for fiscal years on or after July 15, 2010.

Accounting Standards Update 2010-17 Revenue Recognition- Milestone Method (Topic 605): Milestone Method of Revenue Recognition - a consensus of the FASB emerging issues task force. Effective for fiscal years on or after June 15, 2010.

Accounting Standards Update 2010-16 Entertainment- Casinos (Topic 924):
Accruals for casino jackpot liabilities - a consensus of the FASB emerging issues task force. Effective December 15, 2010.

Accounting Standards Update 2010-15 Financial Services-Insurance (Topic 994):
How investments held through separate accounts affect an insurer's consolidation analysis of those investments- a consensus of the FASB Emerging Issues Task Force. Effective December 15,2010.

Accounting Standards Update 2010-14 Accounting for Extractive Activities - Oil & Gas- amendments to paragraph 932-10-S99-1(SEC update)

Accounting Standards Update 2010-13Compensation-Stock Compensation (Topic
718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades-a consensus of the FASB Emerging Issues Task Force. Effective July 1, 2010.

Accounting Standards Update 2010-12Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update). Effective July 1, 2010.

Accounting Standards Update 2010-11Derivatives and Hedging (Topice 815):
Scope Exception Related to Embedded Credit Derivatives. Effective July 1,
2010.

Accounting Standards Update 2010-10 Consolidation (Topic 810): Amendments for Certain Investement Funds. Effective July 1, 2010.

Accounting Standards Update 2010-09 Subsequent Events (topic 855): Amendments to Certain Recognition and Disclosure Requirements. Effective July 1, 2010.

Accounting Standards Update 2010-08 Technical Corrections to Various Topics

Accounting Standards Update 2010-07 Not-for-Profit Entities (Topic 958): Not-for-profit Entities: Mergers and Acquisitions. Effective July 1, 2010.

Accounting Standards Update 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Effective July 1, 2010.

Accounting Standards Update 2010-05 Compensation-Stock Compensation (Topic718):Escrowed share arrangements and the Presumption of Compensation (SEC Update). Effective July 1, 2010.

                       Aftermarket Enterprises, Inc.
                Notes to Consolidated Financial Statements
                              March 31, 2010

Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics-Technical Corrections to SEC Paragraphs. Effective July 1, 2010.

Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities-Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. (January
2010) Effective for annual reporting periods ending on or after December 31, 2009. Early adoption is not permitted.

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

EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). (July 2009). Effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168").

                       Aftermarket Enterprises, Inc.
                Notes to Consolidated Financial Statements
                              March 31, 2010

(June 2009) Effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009.

SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). (June 2009) Effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010.

SFAS No. 166, (ASC Topic 860) "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). (June 2009) Effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.

SFAS No. 164, (ASC Topic 810) "Not-for-Profit Entities: Mergers and Acquisitions - including an amendment of FASB Statement No. 142" ("SFAS 164"). (April 2009) Effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.

Staff Accounting Bulletin (SAB) No. 112. (June 2009)


NOTE 10  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through May 12, 2010 and determined there are no items to disclose.

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


Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the three month periods ended March 31, 2010, to the items disclosed as significant accounting policies since the Company's last audited financial statements for the year ended December 31, 2009.

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

To expand our concept, we will need to create a broader web presence and may set up additional "web stores" to focus on the different segments in the aftermarket accessories marketplace. Additionally, we will have to establish new supplier relationships to be able to offer a broader product line. We believe the aftermarket accessories marketplace can be served through an online presence. To this end, we purchased the website and related business of Aftermarket Express, Inc. Through this purchase, we were able to obtain an instant online presence and revenue stream. Although this revenue stream is currently not profitable, management believes with minor changes, the current operations can become profitable. This will require additional marketing efforts. Management believes with a more aggressive marketing approach, our online presence can be expanded and sales can be increased.


Results of Operations

We continued to lose money during the three months ended March 31, 2010, with a net loss of $6,068 compared to a loss of $15,734 for the three months ended March 31, 2009. We had sales of $26,720 for the three months ended March 31, 2010 compared to sales of $24,597 for the three months ended March 31, 2009. Without additional revenue, we will continue to suffer losses. We expect our legal and professional fees, which include our audit and accounting fees, will continue for the foreseeable future and we expect them to remain at current levels.

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

Liquidity and Capital Resources

As of March 31, 2010, we had working capital deficit of $17,846.   It is
possible that we will need to raise additional capital to cover ongoing losses until we are able to increase our sales. We have reduced expenses to the lowest possible level and believe that we will be able to cover or nearly cover costs for the next quarter. However, even with reducing expenses, we still face severe challenges and may need additional capital if sales cannot be maintained or grown at a level that allows us to pay for all expenses of operation as they occur.

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


Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2010.


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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010. Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2010, our internal control over financial reporting was effective. Given we have only one officer that serves as President and CFO, our controls are limited by the lack of personnel and segregation of duties. As we grow our business we will be actively looking at how to segregate our duties to provide better controls.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1.  Legal Proceedings

None


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2010.


Use of Proceeds of Registered Securities

On April 15, 2008, the SEC declared our registration statement effective, file no. 333-141676. On August 11, 2008, we closed our offering under the registration statement having sold 1,054,545 shares of our common stock for gross proceeds of $126,545. Cost of the offering was $60 leaving net proceeds of $126,485. No commissions were paid to anyone. No officer or director received any of the proceeds of the offering. We have used the proceeds of the offering to repay $21,995 in indebtedness and $51,632 of accounts payable. The balance of the proceeds were used to purchase equipment and software and for marketing.


Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.


ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.


ITEM 4.  Removed and Reserved


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

Aftermarket Enterprises, Inc.
(Registrant)

Date:  May 12, 2010            By:  /s/ Adam Anthony
       ------------                 ---------------------------------------
                                    Adam Anthony, CEO, Principal Accounting
                                    Officer and Director