Form 10-Q
period 2010-06-30
Aftermarket Enterprises, Inc.
filed 2010-08-17
CIK 1389217

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the quarterly period ended June 30, 2010


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                             Yes [ ]   No [X]

As of August 4, 2010, the Registrant had 2,776,996 shares of common stock issued and outstanding.

                       Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Aftermarket Enterprises, Inc.
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 June 30, 2010

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

                      AFTERMARKET ENTERPRISES, INC.
                       CONSOLIDATED BALANCE SHEETS


                                         June 30, 2010
                                          (unaudited)       December 31, 2009
                 ASSETS

Current Assets
  Cash                                           6,195                 6,771
                                         ------------------------------------
  Total Current Assets                           6,195                 6,771
                                         ------------------------------------

TOTAL ASSETS                                     6,195                 6,771
                                         ------------------------------------

               LIABILITIES

Current Liabilities
  Accounts Payable                               3,696                 2,319
  Accrued Liabilities                            2,518                 3,005
  Loan Payable, Related Party                   13,000                13,000
  Sales tax payable                              1,088                     -
  Deferred Revenue                                   -                   225
                                         ------------------------------------

      Total Current Liabilities                 20,302                18,549
                                         ------------------------------------

      STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: ($0.001 par value,
10,000,000 shares authorized; no shares
issued and outstanding)
Common Stock: ($0.001 par value,
90,000,000 shares authorized;
2,776,996 issued and outstanding)                2,777                 2,777

Additional Paid-in Capital                     187,853               187,853
Accumulated Deficit                           (204,737)             (202,408)
                                         ------------------------------------

Total Stockholder's Equity (Deficit)           (14,107)              (11,778)
                                         ------------------------------------

Total Liabilities and Stockholders'
Equity (Deficit)                                 6,195                 6,771
                                         ====================================

  The accompanying notes are an integral part of these financial statements.

                       AFTERMARKET ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                             Three months ended         Six months ended
                            06/30/10     06/30/09     06/30/10     06/30/09
                          ------------ ------------ ------------ ------------
Revenues
   Sales (net of returns)      26,680       23,821       56,927       48,418
   Cost of Goods Sold          18,056       20,540       37,001       35,639
                          ------------ ------------ ------------ ------------
Gross Profit                    8,604        3,281       19,926       12,779

Expenses

   Amortization Expense             -        2,968            -        5,936
   Credit Card Discount         1,198        1,028        2,413        2,116
   Payroll Expense                  -            -            -            -
   Other General &
     Administrative             7,214        4,745       19,842       25,921
                          ------------ ------------ ------------ ------------
                                8,412        8,741       22,255       33,973
                          ------------ ------------ ------------ ------------

Income/(Loss) from
  Operations                      192       (5,460)      (2,329)     (21,194)

Other income/expense:               -            -            -            -
Interest Income                     -            -            -            -
Interest Expense                    -            -            -            -
Penalties and Settlements           -            -            -            -
                          ------------ ------------ ------------ ------------

Provision for State Taxes           -            -            -            -

                          ------------ ------------ ------------ ------------
Net Profit/(Loss)                 192       (5,460)      (2,329)     (21,194)
                          ------------ ------------ ------------ ------------

Net gain/(loss) per
  common share                   0.00        (0.00)       (0.00)       (0.01)
                          ------------ ------------ ------------ ------------

Weighted average number
  of common shares
  outstanding               2,776,996    2,776,996    2,776,996    2,776,996
                          ------------ ------------ ------------ ------------




  The accompanying notes are an integral part of these financial statements.

                      AFTERMARKET ENTERPRISES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                        6 months ended       6 months ended
                                           6/30/10              6/30/09
Operating Activities
Net Income/loss                       $          (2,329)   $         (21,194)
Prior period loss adjustment restated
Adjustment for items not
 involving cash:
  Amortization expense                                0                5,936
  Deferred Revenue                                    0                    0
  Shares for service                                  0                    0
                                      ---------------------------------------
Change in non-cash working
  capital items:                                 (2,329)             (15,258)

  (Increase) decrease in other
    current assets                                 (894)             (10,501)
  Increase (decrease) in accounts
    payable                                       1,377                5,941
  Increase (decrease) in accrued
    liabilities                                    (487)                 112
  Increase (decrease) in loan payable,
    related party                                     0                    0
  Increase (decrease) in sales tax
    payable                                       1,088                    0
  Increase (decrease) in deferred
    revenue                                        (225)                   0
                                      ---------------------------------------
Cash provided by (used in)
  operating activities                             (576)             (19,706)

Investing Activities
   None                                               -                    -
Cash used in investing activities                     -                    -

Financing Activities
   Proceeds from loan(s) payable -
     related party                                    -                    -
   Proceeds from sale of common stock
   Payment of loan(s) payable -
     related party
Cash provided by financing activities                 -                    -

Increase (decrease) in cash position               (576)             (19,706)

Cash position at beginning of period              6,771               22,974
                                      ---------------------------------------

Cash position at end of period        $           6,195    $           3,268
                                      =======================================

The accompanying notes are an integral part of these financial statements

                       Aftermarket Enterprises, Inc.
                Notes to Consolidated Financial Statements
                              June 30, 2010
                               (Unaudited)


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

Cash and Cash Equivalents
The Company considers all highly-liquid instruments with a maturity of three months or less to be cash equivalents. The Company had $6,195 in cash and cash equivalents at June 30, 2010.

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

Advertising
The Company expenses advertising costs as incurred. There were no advertising costs incurred during the fiscal quarter ending June 30, 2010.

Shipping and Handling Costs
Shipping and handling costs are included in cost of sales.

                       Aftermarket Enterprises, Inc.
                Notes to Consolidated Financial Statements
                              June 30, 2010
                               (Unaudited)

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


NOTE 3  COMMITMENTS

None.


NOTE 4  RELATED PARTY TRANSACTIONS

As of June 30, 2010, the Company had received loans totaling $13,000 from the Company's President, Adam Anthony. These loans are non-interest bearing and are due upon demand.


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

                       Aftermarket Enterprises, Inc.
                Notes to Consolidated Financial Statements
                              June 30, 2010
                               (Unaudited)

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

As of June 30, 2010, there were 2,776,996 shares of common stock issued and outstanding.

                       Aftermarket Enterprises, Inc.
                Notes to Consolidated Financial Statements
                              June 30, 2010
                               (Unaudited)


NOTE 9  RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements through the issuance of these financial statements and does not expect that the adoption of any of these changes will have a material impact on the Company's financial position, or statements.


NOTE 10  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the issuance of these financial statements and has determined that there are no items to disclose.

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


Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the six month periods ended June 30, 2010, to the items disclosed as significant accounting policies since the Company's last audited financial statements for the year ended December 31, 2009.

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


Results of Operations

We earned a profit of $192 during the three months ended June 30, 2010,
compared to a loss of $5,460 for the three months ended June 30, 2009.   For
the six months ended June 30, 2010, we had a net loss of $2,329 compared to a net loss for the six months ended June 30, 2009, of $21,194. We had sales of $26,660 for the three months ended June 30, 2010 compared to sales of $23,821 for the three months ended June 30, 2009. For the six months ended June 30, 2010, we had sales of $56,927 compared to sales for the six months ended June 30, 2009, of $48,418. Our profits and increased revenue are attributable primarily to an increase in prices and corresponding increased gross profit combined with cost cutting measures previously taken. We expect our legal and professional fees, which include our audit and accounting fees, will continue for the foreseeable future and we expect them to remain at current levels.

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


Liquidity and Capital Resources

As of June 30, 2010, we had working capital deficit of $14,107.   It is
possible that we will need to raise additional capital to cover ongoing losses until we are able to increase our sales. We have reduced expenses to the lowest possible level and believe that we will be able to cover or nearly cover costs for the next quarter. However, even with reducing expenses, we still face severe challenges and may need additional capital if sales cannot be maintained or grown at a level that allows us to pay for all expenses of operation as they occur.

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


Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2010.

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

Item 4.  Controls and Procedures.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2010. Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of June 30, 2010, our internal control over financial reporting was effective. Given we have only one officer that serves as President and CFO, our controls are limited by the lack of personnel and segregation of duties. As we grow our business we will be actively looking at how to segregate our duties to provide better controls, however, based on our current operations, management believes our internal controls are effective.


Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

                        PART II   OTHER INFORMATION

ITEM 1.  Legal Proceedings

None


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended June 30, 2010.


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


Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.


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

21            Subsidiaries of Registrant         This filing

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

                                    Aftermarket Enterprises, Inc.
                                    -----------------------------
                                    (Registrant)

Date:  August 14, 2010         By:  /s/ Adam Anthony
       ---------------              ---------------------------------------
                                    Adam Anthony, CEO, Principal Accounting
                                    Officer, CFO and Sole Director