Form 10-Q
period 2010-09-30
Aftermarket Enterprises, Inc.
filed 2010-11-15
CIK 1389217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sept 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 333-141676

Aftermarket Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5354797
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

933 S. 4th Street, Unit A, Grover Beach, CA 93433
 (Address of principal executive offices)         (Zip Code)

(805) 457-6999
 (Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No  ☐  Registrant is not yet part of the interactive data system.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  The shares trade very sporadically or infrequently.  When the shares trade it is usually only one order that is traded with low volume.  As such we were attempting to provide additional disclosure to potential investors as to the lack of liquidity and the potential for swings in prices.  Although the shares do not trade frequently, there is a bid and ask price listed by the market makers.

As of November 4, 2010, the Registrant had 3,076,996 shares of common stock issued and outstanding.  The aggregate market value of common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter was 27,016.32.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Aftermarket Enterprises, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
Sept 30, 2010

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

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash	4,263	6,771
Other Current Assets	-	-
Accounts Receivable	301
Total Current Assets	4,564	6,771
TOTAL ASSETS	4,564	6,771

LIABILITIES
Current Liabilities
Accounts Payable	2,005	2,319
Accrued Liabilities	2,518	3,005
Loan Payable, Related Party	13,000	13,000
Sales tax payable	1,224	-
Deferred Revenue	-	225

Total Current Liabilities	18,747	18,549

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock: ($0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding)
Common Stock: ($0.001 par value, 90,000,000 shares authorized; 3,076,996 issued and outstanding)	3,077	2,777

Additional Paid-in Capital	196,553	187,853
Accumulated Deficit	(213,813)	(202,408)

Total Stockholder's Equity (Deficit)	(14,183)	(11,778)

Total Liabilities and Stockholders' Equity (Deficit)	4,564	6,771

The accompanying notes are an integral part of these financial statements.

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	09/30/10	09/30/09	09/30/10	09/30/09

Revenues
Sales (net of returns)	18,972	21,963	75,899	70,381
Cost of Goods Sold	11,624	14,995	48,625	51,009

Gross Profit	7,348	6,968	27,274	19,372

Expenses

Amortization Expense		1,975		7,911
Credit Card Discount	1,120	1,385	3,532	3,501
Payroll Expense	-	-	-	-
Professional Fees: Related Party	9,000	-	9,000	-
Other General & Administrative	5,979	5,777	25,821	31,740
	16,099	9,137	38,354	43,152

Gain/(Loss) from Operations	(8,750)	(2,169)	(11,079)	(23,780)

Other income/expense:	-	-	-	-
Interest Income	-	-	-	-
Interest Expense	126	-	126	-
Penalties ans Settlements	200	-	200	-
	326	-	326	-
Provision for State Taxes	-	-	-	-

Net Profit/(Loss)	(9,076)	(2,169)	(11,405)	(23,780)

Net income/(loss) per common share	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average number of common shares outstanding	3,076,996	2,776,996	3,076,996	2,776,996

The accompanying notes are an integral part of these financial statements.

 AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	9 months ended	9 months ended
	9/30/10	9/30/09

Operating Activities
Net Income/(loss)	$(11,405)	$(23,780)
Prior period loss adjustment restated
Adjustment for items not involving cash:
Amortization expense	0	7,911
Deferred Revenue	0	0
Shares issued for Professional Services: Related Party	9,000	0
Change in non-cash working capital items:	(2,405)	(15,869)

(Increase) decrease in other current assets	(301)	1,042
Increase (decrease) in accounts payable	(314)	(3,276)
Increase (decrease) in accrued liabilities	(487)	(531)
Increase (decrease) in loan payable, related party	0	0
Increase (decrease) in sales tax payable	1,224	0
Increase (decrease) in deferred revenue	(225)	0
Cash provided by (used in) operating activities	(2,508)	(18,634)

Investing Activities
None	-	-
Cash used in investing activities	-	-

Financing Activities
Proceeds from loan(s) payable – related party	-	-
Proceeds from sale of common stock
Payment of loan(s) payable – related party
Cash provided by financing activities	-	-

Increase (decrease) in cash position	(2,508)	(18,634)

Cash position at beginning of period	6,771	22,974

Cash position at end of period	4,263	4,340

The accompanying notes are an integral part of these financial statements

Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements
September 30, 2010

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

Cash and Cash Equivalents
The Company considers all highly-liquid instruments with a maturity of three months or less to be cash equivalents. The Company had $4,263 in cash and cash equivalents at Sept 30, 2010.

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

Advertising
The Company expenses advertising costs as incurred.  There were no advertising costs incurred during the fiscal quarter ending September 30, 2010.

Shipping and Handling Costs
Shipping and handling costs are included in cost of sales.

Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2010

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

As of September 30, 2010, the Company had received loans totaling $13,000 from the Company’s President, Adam Anthony.  These loans are non-interest bearing and are due upon demand.

On September 28, 2010, the Company issued 300,000 shares of stock to its CEO/President, Adam Anthony as a management bonus for services rendered during Q3, 2010.  The Board has not made any determinations as to future stock issuances for management services.

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

The value of our website has been fully ammortized over time.  The ammortization schedule is as follows:

Year	Initial Value	Accumulated Ammortization

2006	$35,610	$3,957
2007		11,872
2008		11,872
2009		7,911
12/31/09	$35,610	$35,612	*

*the discrepancy between initial value and Accumulated Ammortization is attributable to rounding done for reporting purposes only.

  Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2010
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

Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2010

As of December 31, 2009, there were 2,776,996 shares of common stock issued and outstanding.

As of March 31, 2010, there were 2,776,996 shares of common stock issued and outstanding.

As of June 30, 2010, there were 2,776,996 shares of common stock issued and outstanding.

On September 28, 2010, we issued 300,000 shares of common stock as a management bonus valued at $9,000.

As of September 30, 2010, there were 3,076,996 shares of common stock issued and outstanding.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended Sept 30, 2010, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2009.

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

Overview

Although we have reduced our expenses to better reflect anticipated revenue, we are in need of additional capital to grow the Company and expand into new product lines.  At this time, we are dependent on the continued financial support of our officer and director to fund any short falls.  As market conditions improve, we would like to expand into offering additional automobile products and drop ship items in the automobile area.  “Drop ship” items are products which we sell through our website, but which are shipped directly to the customer from the manufacturer.  Upon receipt the order, we send a purchase order to the manufacturer and the manufacturer “drop ships” the product to the customer.  100% of the products we sell are “drop ship” items.  Currently, we continue to find that consumers are reluctant to spend disposable income on automobile accessories and as such, our suppliers have reduced their product offering, further hampering our ability to offer product.  We are hopeful as the economy continues to improve that suppliers will expand their product offering and consumers will start to spend more of their disposable income.  Until conditions improve, we will continue to operate at a loss or break even.  Additionally, our ability to expand and generate additional revenue sources will be hampered.

Plan of Operations

We have an established web store presence and supplier relationships in the aftermarket SUV accessories marketplace.  This presence was obtained through the purchase of the website and related business of Aftermarket Express, Inc.  Currently, our product line focuses on the SUV marketplace.

We offer a wide variety of SUV accessories through our online store are adding products to offering and focusing promotional efforts on products that are commonly purchased and readily available, such as floor mats, cargoliners and roof racks.  In addition, we are seeking out vendors that are manufacturing accessories for newer model years and attempting to establish relationships with them.  If we are unable to source manufacturers that are making accessories for current model year vehicles, and if current vendors don’t continue to add items to their product offering for current model years, we will be unable to provide shoppers with products and our revenues will suffer.  We believe that by focusing on products offered by vendors who are keeping up with current model years and by adding new vendors in areas where old vendors are not keeping up with current model years, our product offering will remain relevant and in demand and we can stabilize revenue.  We hope by focusing on specific product offerings and establishing promotions for them, we can increase revenue in the future.  In addition, we are currently establishing “upsell” product offerings in our online store in hopes that we can increase the revenue potential of each customer. The term “upsell” refers to an effort to increase the value of each order.  “Upsell” products are items that are offered to the consumer after they have chosen an item for purchase, but before they have completed their order.  For example, if a customer is ordering a roof rack, they would be offered a cargo net as an “upsell” product in an effort to increase the value of to the Company of that particular order.

Results of Operations

We generated a net loss of $9,076 during the three months ended Sept 30, 2010, compared to a loss of $2,169 for the three months ended Sept 30, 2009.   For the nine months ended Sept 30, 2010, we had a net loss of $11,405 compared to a net loss for the nine months ended Sept 30, 2009, of $23,780.  We had sales of $18,972 for the three months ended Sept 30, 2010 compared to sales of $21,963 for the three months ended Sept 30, 2009.  For the nine months ended Sept 30, 2010, we had sales of $75,899 compared to sales for the nine months ended Sept 30, 2009, of $70,381.  Our increased revenue are attributable primarily to an increase in prices.  Our losses for the quarter were primarily attributable to a $9,000 management bonus paid to our President/CEO, Adam Anthony, which was a non-cash expenditure.  The bonus was paid in 300,000 shares of the Company’s restricted common stock valued at $.03 per share.  We expect our legal and professional fees, which include our audit and accounting fees, will continue for the foreseeable future and we expect them to remain at current levels.

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

Liquidity and Capital Resources

As of Sept 30, 2010, we had working capital deficit of $14,183.   It is possible that we will need to raise additional capital to cover ongoing losses until we are able to increase our sales.  We have reduced expenses to the lowest possible level and believe that we will be able to cover or nearly cover costs for the next quarter.  However, even with reducing expenses, we still face severe challenges and may need additional capital if sales cannot be maintained or grown at a level that allows us to pay for all expenses of operation as they occur.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of Sept 30, 2010.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of Sept 30, 2010.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of Sept 30, 2010, our internal control over financial reporting was effective.  As we grow our business we will be actively looking at how to segregate our duties to provide better controls.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

 None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended Sept 30, 2010.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended Sept 30, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Aftermarket Enterprises, Inc.
(Registrant)
Date: November __, 2010
By: /s/ Adam Anthony
Adam Anthony, CEO, Principal Accounting
Officer, CFO and Sole Director