Form 10-Q/A
period 2010-09-30
Aftermarket Enterprises, Inc.
filed 2010-12-10
CIK 1389217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sept 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 333-141676

Aftermarket Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5354797
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

933 S. 4th Street, Unit A, Grover Beach, CA 93433
 (Address of principal executive offices)         (Zip Code)

(805) 457-6999 begin_of_the_skype_highlighting              (805) 457-6999      end_of_the_skype_highlighting
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

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: December 9, 2010
By: /s/ Adam Anthony
Adam Anthony, CEO, Principal Accounting
Officer, CFO and Sole Director