Form 10-K
period 2010-12-31
Aftermarket Enterprises, Inc.
filed 2011-03-31
CIK 1389217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 333-141676

Aftermarket Enterprises, Inc.
(Exact name of registrant as specified in charter)

Nevada	20-5354797
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

933 S. 4th Street, Unit A, Grover Beach, California	93433
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (805) 457-6999

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant’s shares trade on the OTCBB.  The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of March 28, 2011, the Registrant had 3,076,996 shares of common stock issued and outstanding.

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

Our business strategy is to focus on superior customer service, constantly striving to provide the most current products available in the marketplace.  In addition, we will attempt to consistently increase website traffic, to expand into market segments that appear to be available to us, capitalize on existing opportunities to cross promote and strive to maximize the dollar value of each customer.  We will continue to consider and explore various ways to increase revenues and profits, including considering the sale of other product lines inside and outside of the automotive industry.

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

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the OTC Bulletin Board, under the symbol “AFTM”.

Quarter Ended	High Bid	Low Bid
December 2010	$ 5.00	.01
September 2010	$ 5.00	.01
June 2010	$ 5.00	.01
March 2010	$ 5.00	.01

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.  At March 28, 2010, the Company had approximately 53 stockholders of record.  As of March 28, 2011, the Company had 3,076,996  shares of its Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

There were no securities sold in the Fiscal Year Ending 2010.

On September 28, 2010, the Company issued 300,000 shares of stock valued at $9,000 to its CEO/President, Adam Anthony as a management bonus.

ITEM 6 SELECTED FINANCIAL DATA

Summary of Financial Information

We had a net loss of $11,573 for the year ended December 31, 2010.  At December 31, 2010, we had cash and cash equivalents of $3,502 and working capital deficit of $14,351.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenues	$96,020	$95,675
Cost of Goods Sold	61,400	73,964
General and Administrative Expenses	45,867	44,867
Net Loss	(11,573)	(23,156)
Basic Income (Loss) per Share	.00	.01
Diluted Income (Loss) per Share	.00	.01
Weighted Average Number of Shares Outstanding	2,851,996	2,776,996
Weighted Average Number of Fully Diluted Shares Outstanding	2,851,996	2,776,996

BALANCE SHEET DATA:
	December 31, 2010	December 31, 2009
Total Current Assets	$6,161	$6,771
Total Assets	6,161	6,771
Total Current Liabilities	20,512	18,549
Working Capital	(14,351)	(11,778)
Stockholders’ Equity (Deficit)	(14,351)	(11,778)

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

In the meantime, we are adding products to our online store and focusing promotional efforts on products that are commonly purchased and readily available, such as floor mats, cargoliners and roof racks.  In addition, we are seeking out vendors that are manufacturing accessories for newer model years and attempting to establish relationships with them.  If we are unable to source manufacturers that are making accessories for current model year vehicles, and if current vendors don’t continue to add items to their product offering for current model years, we will be unable to provide shoppers with products and our revenues will suffer.  We believe that by focusing on products offered by vendors who are keeping up with current model years and by adding new vendors in areas where old vendors are not keeping up with current model years, our product offering will remain relevant and in demand and we can stabilize revenue.  We hope by focusing on specific product offerings and establishing promotions for them, we can increase revenue in the future.  In addition, we are currently establishing “upsell” product offerings in our online store in hopes that we can increase the revenue potential of each customer.  “Upsell” products are items that are offered to the consumer after they have chosen an item for purchase, but before they have completed their order.  For example, if a customer is ordering a roof rack, they would be offered a cargo net as an “upsell” product.   The term “upsell” refers to an effort to increase the value of each order.

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

We will continue to consider and explore various ways to increase revenues and profits, including considering the sale of other product lines inside and outside of the automotive industry.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had a working capital deficit of $14,351.  We are hopeful that we can increase sales sufficient to cover our operating expenses.  However, depending on how our business performs over the next several months, we may have to seek additional capital in the future.

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

RESULTS OF OPERATIONS

We continued to lose money during the year ended December 31, 2010, with a net loss of $11,573, compared to a loss of $23,156 for the year ended December 31, 2009.  We had sales of $96,020 and $95,675 for the years ended December 31, 2010 and December 31, 2009, respectively.  Without additional revenue, we will continue to suffer losses as our sales are currently not high enough to cover our operating expenses.  In response to the deteriorating market that has resulted from the current economic conditions and surge in oil and fuel prices, we have cut our general and administrative expenses such that we are currently producing an operating profit when legal and audit expenses are extracted.  We would expect employee costs to increase in the future as we expand operations and require additional personnel.  Currently, our president, Adam Anthony, is not taking a salary which is helping to reduce employee expenses.  For the year ended December 31, 2010, our legal and professional fees were $17,289 which were primarily associated with the audit, legal and filing fees. We expect legal and accounting fees will continue for the foreseeable future and we expect them to remain at current levels.  We are currently not engaged in any fee based marketing or advertising activities.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.  As we grow our business we will be actively looking at how to segregate our duties to provide better controls.

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

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table identifies our sole director and executive officer:

		Principal Occupation for Past Five Years and
Name	Age	Current Public Directorships or Trusteeships
Adam Anthony	45
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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Aftermarket's chief executive officer and each of the other executive officers that were serving as executive officers at December 31, 2010 (collectively refered to as the "Named Executives").  No other executive officer serving during 2010 received compensation greater than $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Adam	2009	--	--	--	--	--	--	--
Anthony, CEO	2010	--	--	$9,000	--	--	--	--

Option/SAR Grants in Last Fiscal Year

There were no stock option or SAR Grants during the fiscal year 2010

Stock Option Exercise

None of the named executives exercised any options to purchase shares of common stock in fiscal 2010.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during the fiscal year 2010 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board or directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. We did not compensate our directors for service on the Board of Directors during fiscal 2010.

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

Report on Repricing of Options/SARs

We did not adjust or amend the exercise price of stock options or SARs previously awarded to any executive officers during fiscal 2010.

Report on Executive Compensation

The Board of Directors determines the compensation of Aftermarket’s executive officer and president and sets policies for and reviews with the chief executive officer and president the compensation awarded to the other principal executives, if any. The compensation policies utilized by the Board of Directors are intended to enable Aftermarket to attract, retain and motivate executive officers to meet our goals using appropriate combinations of base salary and incentive compensation in the form of stock options. Generally, compensation decisions are based on contractual commitments, if any, as well as corporate performance, the level of individual responsibility of the particular executive and individual performance. During the fiscal year ended 2010, Aftermarket's chief executive officer was Adam Anthony.  There were no other executive officers for Aftermarket during the fiscal year 2010.

Board of Directors Interlocks and Insider Participation in Compensation Decisions

No such interlocks existed or such decisions were made during fiscal year 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2011, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of Aftermarket to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by our director of Aftermarket and our sole executive officer and director of Aftermarket (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

All percentages are calculated based upon a total number of 3,076,996 shares of common stock outstanding as of March 28, 2011, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

	Amount and Nature of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common stock
Principal Shareholders
Ascendiant Capital Group, LLC (1) 18881 Von Karman Avenue, 16th Floor Irvine, CA 92612	1,133,301	36.83%
Jeffrey W. Holmes P.O. Box 11207 Zephyr Cove, NV 89448	444,151	14.43%
Adam Anthony 2703 Anacapa Irvine, CA 92602	500,000	16.25%
Officers and Directors
Adam Anthony 2703 Anacapa Irvine, CA 92602	500,000	16.25%
Director and executive officer of the
Company (1 individuals)	500,000	16.25%
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $7,800 and $11,250 for each of the years ending December 31, 2009 and 2010.

2) Audit-Related Fees. $1,440 and $1,257.
3) Tax Fees. $1,000 and $25
4) All Other Fees. $0.
5) Not applicable.
6) Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

(a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

     None.

(a)(3)EXHIBITS.  The following exhibits are included as part of this report:

	SEC
Exhibit	Reference
Number	Number		Location
tem 3	Articles of Incorporation and Bylaws
3.01	3	Articles of Incorporation	Incorporated by reference*
3.02	3	Bylaws	Incorporated by reference*

Item 4	Instruments Defining the Rights of Security Holders

4.01	4	Specimen Stock Certificate	Incorporated by reference*

21	21
Subsidiaries of Registrant
			This filing

23	23	Consent of Auditor	This filing

31.01	31	CEO certification	This Filing

31.02	31	CFO certification	This Filing

32.01	32	CEO certification	This Filing

32.02	32	CFO certification	This Filing

*  Incorporated by reference from the Company's registration statement on Form S-1 filed with the Commission, SEC file no. 333-141676.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Aftermarket Enterprises, Inc.

Date: March 28, 2011	By:	/s/ Adam Anthony
Adam Anthony, President, Director, Principal
Accounting Officer (Principal Executive
Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Adam Anthony .
Adam Anthony	Director	March 28, 2011

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Aftermarket Enterprises, Inc.

We have audited the accompanying balance sheets of Aftermarket Enterprises, Inc. as of December 31, 2010 and December 31, 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2010 and December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aftermarket Enterprises, Inc. as of December 31, 2010, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2010 and December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
March 29, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	3,502	6,771
Accounts Receivable	2,659
Total Current Assets	6,161	6,771
TOTAL ASSETS	6,161	6,771
LIABILITIES

Current Liabilities
Accounts Payable	3,674	2,319
Accrued Liabilities	2,459	3,005
Loan Payable, Related Party	13,000	13,000
Sales tax payable	1,379	-
Deferred Revenue	-	225

Total Current Liabilities	20,512	18,549

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: ($0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding)
Common Stock: ($0.001 par value, 90,000,000 shares authorized; 3,076,996 issued and outstanding)	3,078	2,777

Additional Paid-in Capital	196,553	187,853
Accumulated Deficit	(213,981)	(202,408)

Total Stockholder's Equity (Deficit)	(14,351)	(11,778)

Total Liabilities and Stockholders' Equity (Deficit)	6,161	6,771

The accompanying notes are an integral part of these financial statements.

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	12/31/10	12/31/09

Revenues
Sales (net of returns)	96,020	95,675
Cost of Goods Sold	61,400	73,964

Gross Profit	34,620	21,711

Expenses

Amortization Expense		7,911
Credit Card Discount	4,312	4,432
Payroll Expense	-	-
Professional Fees: Related Party	9,000	-
Other General & Administrative	31,755	31,642
	45,067	43,985

Gain/(Loss) from Operations	(11,247)	(22,274)

Other income/expense:	-	-
Interest Income	-	-
Interest Expense	126	(82)
Penalties ans Settlements	200	-
	326	(82)
Provision for State Taxes	(800)	(800)

Net Profit/(Loss)	(11,573)	(23,156)

Net income/(loss) per common share	(0.00)	(0.01)

Weighted average number of common shares outstanding	2,851,996	2,776,996

The accompanying notes are an integral part of these financial statements.

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
December 31, 2010

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

December 31, 2007	1,592,452	1,592	58,653	(73,001)	(12,756)

Stock issued for cash at $.12 per share on August 12, 2008	1,054,544	1,055	125,430		126,485

Stock issued for consulting services at $.03 per share on October 1, 2008	130,000	130	3,770		3,900

Net loss for year	-	-	-	(106,251)	(106,251)

Balance, December 31, 2008	2,776,996	2,777	187,853	(179,252)	11,378

Net loss for year				(23,156)	(23,156)

Balance, December 31, 2009	2,776,996	2,777	187,853	(202,408)	(11,778)

Stock issued for Professional Fees: Related Party @ $.03 per share on September 28, 2010 (management bonus - Adam Anthony)	300,000	300	8,700		9,000

Net Loss for December 31,2010				(11,573)	(11,573)

Balance, December 31,2010	3,076,996	3,077	196,553	(213,981)	(14,351)

The accompanying notes are an integral part of these financial statements

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 months ended	12 months ended
	12/31/10	12/31/09

Operating Activities
Net Income/(loss)	$(11,573)	$(23,156)
Prior period loss adjustment restated
Adjustment for items not involving cash:
Amortization expense	0	7,911
Deferred Revenue	0	225
Shares issued for Professional Services: Related Party	9,000	0
Change in non-cash working capital items:	(2,573)	(15,021)

(Increase) decrease in other current assets	(2,659)	42
Increase (decrease) in accounts payable	1,355	(14,816)
Increase (decrease) in accrued liabilities	(546)	592
Increase (decrease) in loan payable, related party	0	0
Increase (decrease) in sales tax payable	1,379	0
Increase (decrease) in deferred revenue	(225)	0
Cash provided by (used in) operating activities	(3,269)	(29,203)

Investing Activities
None	-	-
Cash used in investing activities	-	-

Financing Activities
Proceeds from loan(s) payable – related party	-	13,000
Proceeds from sale of common stock
Payment of loan(s) payable – related party
Cash provided by financing activities	-	13,000

Increase (decrease) in cash position	(3,269)	(16,203)

Cash position at beginning of period	6,771	22,974

Cash position at end of period	3,502	6,771

The accompanying notes are an integral part of these financial statements

Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2010

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

Recently Issued Accounting Pronouncements
We have reviewed recent accounting pronouncements through the date of these financial statements and believe their implementation would not have a material impact on the Company’s accounting or financial reports.

Cash and Cash Equivalents
The Company considers all highly-liquid instruments with a maturity of three months or less to be cash equivalents. The Company had $3,502 in cash and cash equivalents at December 31, 2010.

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

Revenue Recognition
The Company recognizes revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.  Product sales and shipping revenues are recorded when the products are shipped and title passes to customers.  The customer’s credit card is authorized at the time the order is placed, thereby providing reasonable assurance of collectability.  The credit card is then charged for the amount of the sale when the product is shipped from the supplier, with one exception.  All custom orders for products which are manufactured specifically to fulfill the customers order are charged in full at the time the order is placed.  If the custom order is subsequently canceled by the customer and the vendor has not incurred expense associated with the order and subsequently will not be invoicing us, we refund the customer’s money in full.  If there is a charge from the vendor, we refund the customer’s money less the amount invoiced by the vendor. Our suppliers notify us via email when orders have been shipped and, with rare exceptions, all orders for merchandise that is in stock are shipped within 48 hours of the time of the order. Delivery to the customer is deemed to have occurred when the product is shipped from the supplier.

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

Advertising
The Company expenses advertising costs as incurred.  There were no advertising costs incurred during the fiscal year ending December 31, 2009 or December 31, 2010.

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

As of December 31, 2010, the Company had received loans totaling $13,000 from the Company’s President, Adam Anthony.  These loans are non-interest bearing and are due upon demand.

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

	2010	2009
Loss	$(11,573)	$(23,156)
Deferred Tax Asset (30%)	$3,472	$6,947
Impairment of Deferred Tax Asset	$(3,472)	$(6,947)
Net Deferred Tax Asset	$0	$0

NOTE  7                      GOING CONCERN

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

During the fiscal year 2010, we issued 300,000 shares of common stock as a management bonus valued at $9,000.  (see Note 4).

As of December 31, 2010, there were 3,076,996 shares of common stock issued and outstanding.

NOTE 9                      SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the issuance of these financial statements and has determined that there are no items to disclose.