Form 10-Q
period 2011-03-31
Aftermarket Enterprises, Inc.
filed 2011-05-16
CIK 1389217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐ Registrant is not yet part of the interactive data system.

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

As of May 12, 2010, the Registrant had 3,076,996 shares of common stock issued and outstanding.  The aggregate market value of common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter was 27,016.32.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Aftermarket Enterprises, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2011

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

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash	1,972	3,502
Other Current Assets	-	-
Accounts Receivable	209	2,659
Total Current Assets	2,181	6,161
TOTAL ASSETS	2,181	6,161
LIABILITIES

Current Liabilities
Accounts Payable	3,935	3,674
Accrued Liabilities	2,459	2,459
Loan Payable, Related Party	12,000	13,000
Sales tax payable	1,477	1,379
Deferred Revenue	1,411	-

Total Current Liabilities	21,282	20,512
TOTAL LIABILITIES	21,282	20,512

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: ($0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding)
Common Stock: ($0.001 par value, 90,000,000 shares authorized; 3,076,996 issued and outstanding)	3,078	3,078

Additional Paid-in Capital	196,553	196,553
Accumulated Deficit	(218,731)	(213,981)

Total Stockholder's Equity (Deficit)	(19,101)	(14,351)

Total Liabilities and Stockholders' Equity (Deficit)	2,181	6,161

The accompanying notes are an integral part of these financial statements.

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Quarters and Years Ended March 31, 2011 and 2010
(unaudited)

	Three Months Ended
	03/31/11	03/31/10

Revenues
Sales (net of returns)	12,899	26,720
Cost of Goods Sold	7,737	18,945

Gross Profit	5,162	7,775

Expenses

Credit Card Discount	955	1,215
Other General & Administrative	8,957	12,628
	9,912	13,843

Gain/(Loss) from Operations	(4,750)	(6,068)

Other income/expense:	-	-

Net Profit/(Loss)	(4,750)	(6,068)

Net income/(loss) per common share	(0.00)	(0.00)

Weighted average number of common shares outstanding	3,076,996	2,776,996

The accompanying notes are an integral part of these financial statements.

 AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	3 months ended	3 months ended
	3/31/11	3/31/10

Operating Activities
Net Income/(loss)	$(4,750)	$(6,068)
Prior period loss adjustment restated
Adjustment for items not involving cash:
Amortization expense	-	-
Deferred Revenue	-	(225)
Shares issued for Professional Services: Related Party		-
Change in non-cash working capital items:	(4,750)	(6,293)

(Increase) decrease in other current assets	2,450	(894)
Increase (decrease) in accounts payable	261	6,801
Increase (decrease) in accrued liabilities	-	(487)
Increase (decrease) in sales tax payable	98	714
Increase (decrease) in deferred revenue	1,411	-
Cash provided by (used in) operating activities	(530)	(159)

Investing Activities
None	-	-
Cash used in investing activities	-	-

Financing Activities
Payment of loan(s) payable – related party	(1,000)	-
Cash provided by financing activities	(1,000)	-

Increase (decrease) in cash position	(1,530)	(159)

Cash position at beginning of period	3,502	6,771

Cash position at end of period	1,972	6,612

The accompanying notes are an integral part of these financial statements.

Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements
March 31, 2011

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

Cash and Cash Equivalents
The Company considers all highly-liquid instruments with a maturity of three months or less to be cash equivalents. The Company had $1,972 in cash and cash equivalents at March 31, 2011.

Use of Estimates in the preparation of the financial statements
The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. In Management’s opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature. Actual results could differ from those estimates.

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

Advertising
The Company expenses advertising costs as incurred.  There were no advertising costs incurred during the fiscal quarter ending March 31, 2011.

Shipping and Handling Costs
Shipping and handling costs are included in cost of sales.

Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements, Continued
March 31, 2011

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

NOTE 2                                COMMITMENTS

None.

NOTE 3	RELATED PARTY TRANSACTIONS

As of March 31, 2011, the Company had received loans totaling $13,000 from the Company’s President, Adam Anthony.  These loans are non-interest bearing and are due upon demand.  $1,000 has been paid against these loans to date, leaving an outstanding balance due of $12,000 as of March 31, 2011.

On September 28, 2010, the Company issued 300,000 shares of stock to its CEO/President, Adam Anthony as a management bonus for services rendered during Q3, 2010.  The Board has not made any determinations as to future stock issuances for management services.

NOTE 4                                WEBSITE

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

Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements, Continued
March 31, 2011

NOTE 5                                INCOME TAXES

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

	March 31, 2011	March 31, 2010
Loss	$(4,750)	$(6,068)
Deferred Tax Asset (30%)	$1,425	$1,820
Impairment of Deferred Tax Asset	$(1,425)	$(1,820)
Net Deferred Tax Asset	$0	$0

NOTE  6                      GOING CONCERN

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

Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements, Continued
March 31, 2011

As of December 31, 2009, there were 2,776,996 shares of common stock issued and outstanding.

On September 28, 2010, we issued 300,000 shares of common stock as a management bonus valued at $9,000.

As of December 31, 2010, there were 3,076,996 shares of common stock issued and outstanding.

As of March 31, 2011, there were 3,076,996 shares of common stock issued and outstanding.

NOTE 8                      RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements through the issuance of these financial statements and does not expect that the adoption of any of these changes will have a material impact on the Company’s financial position, or statements.

NOTE 9                      SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the date the Financial Statements were issued, May 12, 2011, and has determined that there are no items to disclose

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended March 31, 2011, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2010.

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

Results of Operations

We generated a net loss of $4,750 during the three months ended March 31, 2011, compared to a loss of $6,068 for the three months ended March 31, 2010.  We had sales of $12,899 for the three months ended March 31, 2011 compared to sales of $26,720 for the three months ended March 31, 2010.  Our decreased revenue are attributable primarily to a decrease in availability of accessories for many of the current model year vehicles which resulted in the cancelation of 25% of all orders during the period and a falloff of website traffic in general.  Our losses for the quarter were primarily attributable to legal and professional fees associated with our year end audit for the fiscal year 2010.  We expect our legal and professional fees, which include our audit and accounting fees, will continue for the foreseeable future and we expect them to remain at current levels.

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

Liquidity and Capital Resources

As of March 31, 2011, we had working capital deficit of $19,101.   It is possible that we will need to raise additional capital to cover ongoing losses until we are able to increase our sales.  We have reduced expenses to the lowest possible level and believe that we will be able to cover or nearly cover costs for the next quarter.  However, even with reducing expenses, we still face severe challenges and may need additional capital if sales cannot be maintained or grown at a level that allows us to pay for all expenses of operation as they occur.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2011.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2011, our internal control over financial reporting was effective.  As we grow our business we will be actively looking at how to segregate our duties to provide better controls.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

 None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2011.

Use of Proceeds of Registered Securities

On April 15, 2008, the SEC declared our registration statement effective, file no. 333-141676.  On August 11, 2008, we closed our offering under the registration statement having sold 1,054,545 shares of our common stock for gross proceeds of $126,545.  Cost of the offering was $60 leaving net proceeds of $126,485.  No commissions were paid to anyone.  No officer or director received any of the proceeds of the offering.  We used the proceeds of the offering to repay $21,995 in indebtedness and $51,632 of accounts payable.  The balance of the proceeds were used to purchase equipment and software and for marketing.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.

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
____________________
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