Form 10-Q
period 2011-06-30
Aftermarket Enterprises, Inc.
filed 2011-07-26
CIK 1389217

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of July 21, 2010, the Registrant had 3,076,996 shares of common stock issued and outstanding. The aggregate market value of common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter was 27,016.32

 Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Aftermarket Enterprises, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2011

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

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash	3,154	3,502
Accounts Receivable	-	2,659
Total Current Assets	3,154	6,161
TOTAL ASSETS	3,154	6,161
LIABILITIES

Current Liabilities
Accounts Payable	7,356	3,674
Accrued Liabilities	2,459	2,459
Loan Payable, Related Party	11,500	13,000
Sales tax payable	1,565	1,379

Total Current Liabilities	22,880	20,512

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock: ($0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding)
Common Stock: ($0.001 par value, 90,000,000 shares authorized; 3,076,996 issued and outstanding)	3,078	3,078

Additional Paid-in Capital	196,553	196,553
Accumulated Deficit	(219,355)	(213,981)

Total Stockholder's Equity (Deficit)	(19,726)	(14,351)

Total Liabilities and Stockholders' Equity (Deficit)	3,154	6,161

The accompanying notes are an integral part of these financial statements.

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Years Ended June 30, 2011 and 2010
(UNAUDITED)

	Three Months Ended		Six Months Ended
	06/30/11	06/30/10	06/30/11	06/30/10

Revenues
Sales (net of returns)	17,563	26,660	30,463	56,927
Cost of Goods Sold	(11,954)	(18,056)	(19,691)	(37,001)

Gross Profit	5,609	8,604	10,772	19,926

Expenses

Credit Card Discount	755	1,198	1,709	2,413
Other General & Administrative	5,479	7,214	14,437	19,842
	6,234	8,412	16,146	22,255

Gain/(Loss) from Operations	(624)	192	(5,375)	(2,329)

Other income/expense:	-	-	-	-
Provision for State Taxes	-	-	-	-
Net Profit/(Loss)	(624)	192	(5,375)	(2,329)

Net income/(loss) per common share	(0.00)	0.00	(0.00)	(0.00)

Weighted average number of common shares outstanding	3,076,996	2,776,996	3,076,996	2,776,996

The accompanying notes are an integral part of these financial statements.

AFTERMARKET ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	6 months ended	6 months ended
	6/30/11	6/30/10

Operating Activities
Net Income/(loss)	$(5,375)	$(2,329)
Items reconciling net loss to cash provided (used by) operating activities:

(Increase) decrease in other current assets	2,659	-
Increase (decrease) in accounts payable	3,682	1,377
Increase (decrease) in accrued liabilities	-	(487)
Increase (decrease) in sales tax payable	186	1088
Increase (decrease) in deferred revenue	-	(225)
Cash provided by (used in) operating activities	1,152	(576)

Investing Activities
None	-	-
Cash used in investing activities	-	-

Financing Activities
Payment of loan(s) payable – related party	(1,500)	-
Cash provided by financing activities	(1,500)	-

Increase (decrease) in cash position	(348)	(576)

Cash position at beginning of period	3,502	6,771

Cash position at end of period	3,154	6,195

The accompanying notes are an integral part of these financial statements

Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements
June 30, 2011

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

Cash and Cash Equivalents
The Company considers all highly-liquid instruments with a maturity of three months or less to be cash equivalents. The Company had $3,154 in cash and cash equivalents at June 30, 2011.

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

Advertising
The Company expenses advertising costs as incurred.  There were no advertising costs incurred during the fiscal quarter ending June 30, 2011.

Shipping and Handling Costs
Shipping and handling costs are included in cost of sales.

Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements, Continued
June 30, 2011

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

As of June 30, 2011, the Company had received loans totaling $13,000 from the Company’s President, Adam Anthony.  These loans are non-interest bearing and are due upon demand.  $1,500 has been paid against these loans to date, leaving an outstanding balance due of $11,500 as of June 30, 2011.

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
June 30, 2011

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

	June 30, 2011	June 30, 2010
Loss	$(5,375)	$(2,329)
Deferred Tax Asset (30%)	$1,613	$699
Impairment of Deferred Tax Asset	$(1,613)	$(699)
Net Deferred Tax Asset	$0	$0

NOTE 6	GOING CONCERN

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

Aftermarket Enterprises, Inc.
Notes to Consolidated Financial Statements, Continued
June 30, 2011

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

As of December 31, 2010, and June 30, 2011, there were 3,076,996 shares of common stock issued and outstanding.

NOTE 8	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements through the issuance of these financial statements and does not expect that the adoption of any of these changes will have a material impact on the Company’s financial position, or statements.

NOTE 9	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the date the Financial Statements were issued through July 21, 2011 and has determined that there are no items to disclose.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended June 30, 2011, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2010.

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

Results of Operations

We generated a net loss of $624 during the three months ended June 30, 2011, compared to a net profit of $192 for the three months ended June 30, 2010. For the six months ended June 30, 2011, we had a net loss of $5,375 compared to a net loss for the six months ended June 30, 2010, of $2,329.  We had sales of $17,563 for the three months ended June 30, 2011 compared to sales of $26,660 for the three months ended June 30, 2010.  For the six months ended June 30, 2011, we had sales of $30,463 compared to sales for the six months ended June 30, 2010, of $56,927.  Our decreased revenue are attributable primarily to a decrease in availability of accessories for many of the current model year vehicles which resulted in the cancelation of some orders during the period and a falloff of website traffic in general.  Our losses for the quarter were primarily attributable to legal and professional fees associated with our year end audit for the fiscal year 2010.  We expect our legal and professional fees, which include our audit and accounting fees, will continue for the foreseeable future and we expect them to remain at current levels.

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

Liquidity and Capital Resources

As of June 30, 2011, we had working capital deficit of $19,726.   It is possible that we will need to raise additional capital to cover ongoing losses until we are able to increase our sales.  We have reduced expenses to the lowest possible level and believe that we will be able to cover or nearly cover costs for the next quarter.  However, even with reducing expenses, we still face severe challenges and may need additional capital if sales cannot be maintained or grown at a level that allows us to pay for all expenses of operation as they occur.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2011.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of June 30, 2011, our internal control over financial reporting was effective.  As we grow our business we will be actively looking at how to segregate our duties to provide better controls.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

 None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended June 30, 2011.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Removed and Reserved

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a)	Exhibits.*

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit #	Title of Document	Location

3 (i)	Articles of Incorporation	Incorporated by reference**

3 (ii)	Bylaws	Incorporated by reference**

4	Specimen Stock Certificate	Incorporated by reference**

21	Subsidiaries of Registrant	This filing

31	Rule 13a-14(a)/15d-14a (a) Certification – CEO & CFO	This filing

32	Section 1350 Certification – CEO & CFO	This filing
________________
*XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

**Incorporated by reference from the original filing of Aftermarket Enterprises, Inc.’s registration statement on Form SB-2, file number 333-141676, filed on March 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aftermarket Enterprises, Inc. (Registrant)

Date: July 21, 2010	By:	/s/ Adam Anthony
Adam Anthony, CEO, Principal Accounting
Officer, CFO and Sole Director