Form 10-Q/A
period 2011-06-30
Aftermarket Enterprises, Inc.
filed 2011-08-02
CIK 1389217

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

ITEM 4.  Removed and Reserved

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a)	Exhibits.*

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit #	Title of Document	Location

3 (i)	Articles of Incorporation	Incorporated by reference**

3 (ii)	Bylaws	Incorporated by reference**

4	Specimen Stock Certificate	Incorporated by reference**

21	Subsidiaries of Registrant	This filing

31	Rule 13a-14(a)/15d-14a (a) Certification – CEO & CFO	This filing

32	Section 1350 Certification – CEO & CFO	This filing

101.INS	XBRL Instance Document	This filing

101.SCH	XBRL Taxonomy Extension Schema	This filing

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing

101.PRE	XBRL Taxonomy Presentation Linkbase	This filing

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