Form 10-Q
period 2011-09-30
ALLDIGITAL HOLDINGS, INC.
filed 2011-11-14
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 333-141676

ALLDIGITAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-5354797 ( I.R.S. Employer Identification No. )

2821 McGaw, Irvine, California (Address of principal executive offices)	92614 (Zip Code)

(949) 250-7340

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 11, 2011, there were 25,390,728 shares of the issuer’s common stock issued and outstanding.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this "Form 10-Q" or “Report”), other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of this Report, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

TABLE OF CONTENTS

		Page

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Default Upon Senior Securities	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

Signatures		46

Exhibits Filed with this Report

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS

Current Assets
Cash and cash equivalents	$1,324,960	$267,981
Accounts receivable	31,363	42,558
Deferred costs	5,850	98,674
Prepaid expenses and other current assets	42,239	11,056
Total current assets	1,404,412	420,269
Property and Equipment, net	88,359	5,471
Other Assets
Intangibles – domain name	11,250	11,250
Total assets	$1,504,021	$436,990

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$221,210	$142,625
Deferred revenue	527,559	143,122
Notes payable – bridge financing, related and unrelated parties	—	300,000
Total current liabilities	748,769	585,747

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none and none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized, 25,390,728 and 3,076,996 issued and outstanding, respectively	25,391	3,000
Additional paid-in capital	1,943,812	—
Accumulated deficit	(1,213,951)	(151,757)
Total stockholders’ equity (deficit)	755,252	(148,757)

Total liabilities and stockholders’ equity deficit)	$1,504,021	$436,990

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$741,558	$252,611	$1,833,269	$846,031
Cost of sales	501,600	200,435	1,130,072	652,755
Gross profit	239,958	52,176	703,197	193,276
Operating expenses
Selling, marketing, and advertising	69,403	13,901	136,323	41,218
General and administrative	449,165	81,659	815,431	229,981
Total operating expenses	518,568	95,560	951,754	271,199
Loss from continuing operations	(278,610)	(43,384)	(248,557)	(77,923)

Other income (expense)
Interest income	251	—	658
Interest expense	(3,964)	(354)	(26,055)	(354)
Organization costs writeoff	(790,840)	—	(790,840)	—
Other income	—	—	—	11,322
Total other income (expense)	(794,553)	(354)	(816,237)	10,968
Loss from continuing operations before provision for income taxes	(1,073,163)	(43,738)	(1,064,794)	(66,955)
Provision for income taxes	800	—	2,400	—
Net loss from continuing operations	(1,073,963)	(43,738)	(1,067,194)	(66,955)
Income from discontinued operations	5,000	—	5,000	—
Net loss	$(1,068,963)	$(43,738)	$(1,062,194)	$(66,955)
Basic and diluted net loss from continuing operations per share	$(0.05)	$(0.00)	$(0.05)	$(0.00)
Basic and diluted net income from discontinued operations per share	$0.00	$0.00	$0.00	$0.00
Basic and diluted net loss per share	$(0.05)	$(0.00)	$(0.05)	$(0.00)
Basic and diluted weighted-average shares outstanding	23,099,115	18,000,000	19,718,383	18,000,000

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net profit (loss)	$(1,062,194)	$(66,955)
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Depreciation and amortization	10,099	153
Stock based compensation	85,439	—
Warrants issued for services	33,150	—
Stock and warrants issued for services	20,700	—
Organization costs	790,840	—
Changes in operating assets and liabilities:
Accounts receivable	11,195	(91,202)
Deferred costs	92,824	(53,535)
Prepaid expenses and other current assets	(31,183)	(10,899)
Deferred revenue	384,437	136,223
Accounts payable and accrued expenses	131,331	112,427
Net cash provided by operating activities	466,638	26,212

Cash Flows From Investing Activities
Purchase of property and equipment	(92,987)	(6,093)
Cash received in acquisition	1,678	—
Net cash used in investing activities	(91,309)	(6,093)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable – founders	—	6,931
Proceeds from issuance of notes payable – bridge	200,000	—
Issuance of common stock	481,650	—
Payments on notes payable – founders	—	(4,000)
Net cash provided by financing activities	681,650	2,931
Net Increase in Cash and Cash Equivalents	1,056,979	23,050
Cash and Cash Equivalents – beginning of period	267,981	6,737
Cash and Cash Equivalents – end of year	$1,324,960	$29,787

Supplemental disclosures of cash flow information:
Interest paid	$438	$354
Income taxes paid	$2,400	$—

See accompanying notes to these unaudited consolidated financial statements.

Supplemental schedule of noncash investing and financing activities:

During the nine months ended September 30, 2011, the Company entered into the following noncash transactions:

•	Issued 195,000 warrants for services valued at $33,150.
•	Converted $500,000 in bridge notes payable and $28,582 in accrued interest into 2,114,332 shares of common stock and 1,057,166 warrants.
•	Converted $10,700 in a note payable into 42,800 shares of common stock and 21,400 warrants.
•	Converted $10,000 in accrued expenses into 40,000 shares of common stock and 20,000 warrants.
•	Recorded $790,840 in organization costs in the Merger with Aftermarket Express.
•	Converted $47,500 in accrued expenses into 190,000 shares of common stock and 95,000 warrants.

During the year ended December 31, 2010, the Company entered into no noncash transactions.

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in
	Shares	Amount	Shares	Amount	Capital	Net Loss	Total
BALANCE – December 31, 2010	—	$—	18,000,000	$3,000	$—	$(151,757)	$(148,757)

Shares issued for conversion of pre-merger Aftermarket Enterprises shares.	—	—	3,076,996	18,077	751,105	—	769,182
Shares issued for conversion of bridge notes and accrued interest, $0.25 per share	—	—	2,114,332	2,114	526,468	—	528,582
Shares issued in private placement, $0.25 share	—	—	1,926,600	1,927	479,723	—	481,650
Conversion of accrued expenses to officer, $0.25 per share	—	—	190,000	190	47,310	—	47,500
Conversion of note payable, $0.25 per share	—	—	42,800	43	10,657	—	10,700
Shares issued for services, $0.25 per share	—	—	40,000	40	9,960	—	10,000
Warrants issued for services	—	—	—	—	33,150	—	33,150
Stock based compensation	—	—	—	—	85,439	—	85,439
Net loss	—	—	—	—	—	(1,062,194)	(1,062,194)
BALANCE – September 30, 2011	—	$—	25,390,728	$25,391	$1,943,812	$(1,213,951)	$755,252

The number of shares have been retroactively restated to present the pre-merger equity of AllDigital, Inc., using the capital structure of AllDigital Holdings, Inc.

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

AllDigital, Inc. (“AllDigital”) was incorporated in the State of California on August 3, 2009 with the primary purpose of developing the first comprehensive offering of software tools and back-end services dedicated to managing the complex pairing of cloud-based digital media and digital services with Internet-connected devices.

Our products and services provide the software tools and back-end services required by content owners and providers of digital services to manage and optimize the ongoing pairing of digital media and digital services with an increasingly diverse and complex offering of devices. We accomplish this by enabling, and maximizing the performance of, the cloud-based storage, processing and transit of digital media and digital services to multiple devices simultaneously. Our business model primarily targets content owners and providers of digital services that need to distribute their digital media and digital services to a large, increasingly fragmented, and rapidly growing market of diverse devices operating on a number of different device platforms.

AllDigital’s ability to successfully generate future revenues is dependent on a number of factors, including (i) the availability of capital to continue to develop, operate and maintain AllDigital’s proprietary Media i/o platform and other products, (ii) the ability to commercialize AllDigital’s portfolio of products to content owners, digital services providers, and other enterprises, and (iii) the ability of AllDigital to develop channel and other partnerships with other organizations within and outside the digital media services industry. There can be no assurance that AllDigital will not encounter setbacks related to these activities.

In November 2010, AllDigital commenced an offering of up to $500,000 in convertible promissory notes (“the Notes”) in a bridge financing in order to raise funds primarily to pay the legal, audit and other transaction costs directly related to a proposed merger (the "Merger") with Aftermarket Enterprises, Inc. (“Aftermarket”), a fully reporting company quoted on the Over the Counter Bulletin Board (but not actively traded). If the Merger was consummated, the AllDigital’s shareholders would hold a majority of the outstanding capital stock of Aftermarket following the closing. In connection with the proposed Merger, Aftermarket, which would subsequently be renamed AllDigital Holdings, Inc., also conducted an offering to raise a minimum of $1,000,000 in aggregate proceeds, including those from the bridge financing. As of September 30, 2011, AllDigital raised $500,000 in Notes through the bridge financing (See Note 5). On July 29, 2011, AllDigital successfully completed the proposed Merger and related offering in which Aftermarket acquired all of the assets and operations of AllDigital (See Note 12), including the conversion of the $500,000 in Notes plus accrued interest into the offering.

Effective August 25, 2011, the name of Aftermarket Enterprises was changed to AllDigital Holdings, Inc (“the Company”). As of the date of the Merger, Aftermarket Enterprises had two business lines: AllDigital’s digital services business and Aftermarket’s automotive accessories business. On September 27, 2011, the Company sold the automotive accessories business to the former president of Aftermarket Enterprises.

Although from a legal perspective, Aftermarket acquired AllDigital in the Merger, from an accounting perspective, the Merger is viewed as a reverse acquisition where AllDigital acquired the assets of Aftermarket. The transaction is equivalent to the issuance of common stock by AllDigital for the net assets of Aftermarket. The Merger is viewed as a reverse acquisition because AllDigital’s shareholders now own approximately 71% of the outstanding shares of Aftermarket after the transaction, AllDigital’s directors and officers now serve as the directors and officers of the Company, and the operations of AllDigital will be the ongoing business of the Company. The statement of stockholders’ deficit has been restated to retroactively reflect the number of shares of AllDigital, Inc., using the capital structure of Aftermarket Enterprises, Inc. and to present the accumulated deficit of AllDigital, Inc. as of the date of the reverse Merger. The value of the consideration transferred of $769,182 was determined using the guidance of ASC 805-40-30. Given that the Company intended to discontinue the original operations of Aftermarket, and therefore no cash flows were expected from these operations, the Company determined that the value of the intangible assets identified and unidentified was $0. As such, the Company recorded a charge of $790,840 to its consolidated statement of operations relating to the reverse acquisition because the value of the consideration in excess of the value of the tangible assets acquired was akin to organization costs.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2010included in Form 8-K/A filed on August 29, 2011.

Use of Estimates

The accompanying financial statements are prepared in conformity with U.S. GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates may also affect the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, realization of capitalized assets, valuation of equity instruments and other instruments indexed to the Company’s common stock, and deferred income tax valuation allowances. Actual results could differ from those estimates.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Revenue Recognition

The Company recognizes revenues related to software in accordance with Accounting Standards Update (“ASU”) 2009-14, which amends FASB ASC Topic 985 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Software products revenue is recorded when the following conditions are met: 1) evidence of arrangement exists, 2) delivery has been made, 3) the amount is fixed, and 4) collectability is probable. The Company does not have tangible products containing software components; however, in the event the Company provides such products in the future, the Company will recognize its portion of revenue when tangible products are delivered. Post-contract customer support ("PCS") obligations are insignificant; therefore, revenue for PCS is recognized at the same time as the licensing fee, and the costs of providing such support services are accrued and amortized over the obligation period.

Certain of the Company’s customer contracts include revenue arrangements that may consist of multiple product and service deliverables. Such contracts are accounted for in accordance with ASC 605-25, as amended by ASU 2009-13. For the Company’s multiple-element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Revenue is then allocated to each unit of accounting based on the estimated selling price determined using a hierarchy of evidence based first on Vendor-Specific Objective Evidence (“VSOE”) if it exists, based next on Third-Party Evidence (“TPE”) if VSOE does not exist, and finally, if both VSOE and TPE do not exist, based on the Company’s best estimate of selling price (“BESP”). If deliverables cannot be separated into more than one unit, then the Company does not recognize revenue until all deliverables have been delivered.

Certain of the Company's customer contracts are also for a variety of recurring monthly maintenance and support services following the on-boarding process. Revenue is recognized on a monthly basis over the life of such contracts.

Revenue from certain design and development contracts, where the product is designed, developed or modified to the customer’s specifications, will be recognized on a percentage of completion basis in accordance with ASC 605-35 based on the estimated costs incurred compared to total estimated costs, when such costs can be reasonably estimated.

The Company typically charges Media i/o platform management fees, as well as monthly recurring charges for our back-end storage, processing and origin transit services. These fees are generally billed based on a minimum commitment plus actual usage basis, and the term of customer contracts may vary.

Monthly recurring revenues are recognized ratably over the period in which they are delivered and earned. Non-recurring revenues typically come from custom “on-boarding” services such as technical consulting, custom software application and/or digital service development, and general setup and testing costs to prepare a digital service for launch and distribution to one or more Internet-connected Devices.

Accounts Receivable:

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $0 at September 30, 2011 and December 31, 2010. The Company generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development contracts to facilitate its working capital needs.

Earnings and Loss per Share:

The Company computes net earnings (loss) per share in accordance with ASC 260-10 that establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

At September 30, 2011 and 2010, the Company had no instruments that could potentially dilute the number of shares outstanding.

Fair Value of Measurements:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the accompanying consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Assets subject to this classification at September 30, 2011 and December 31, 2010 were cash and cash equivalents that are considered Level 1 assets.

For certain of the Company’s financial instruments, including accounts receivable, prepaid expenses, and accounts payable, the carrying amounts approximate fair value due to their short maturities. The carrying amount of the Company’s notes payable approximates fair value based on prevailing interest rates.

Income Taxes:

We account for income taxes in accordance with ASC 740-10, Income Taxes. We recognize deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. We record a valuation allowance related to a deferred tax asset when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We classify interest and penalties as a component of interest and other expenses. To date, we have not been assessed, nor have we paid, any interest or penalties.

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Repairs and maintenance of equipment are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	3 years
Software	3 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Gains or losses on dispositions of property and equipment are included in the results of operations when realized.

Impairment of Long-Lived and Intangible Assets

The Company accounts for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the Company may not recover the carrying amount of an asset. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, the Company recognizes an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. The Company recorded $790,840 in organization costs writeoff related to the Merger with Aftermarket Enterprises during the nine months ended September 30, 2011. The Company had no other impairment charges during the nine months ended September 30, 2011 and had no impairment charges during the nine months ended September 30, 2010.

Recent Accounting Pronouncements:

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The Company did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2011 and the new Level 3 disclosures did not have a material impact on our financial statements.

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 input fair value measurements. This ASU became effective for the Company on January 1, 2010. Adoption of this ASU did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued accounting guidance contained within ASC 810, Consolidation (“ASC 810”), regarding the consolidation of variable interest entities (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009. The Company’s adoption of this ASC on January 1, 2010 had no material impact on the Company’s financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing (“ASC 860”), (formerly SFAS No. 166, Accounting for Transfers of Financial Assets). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods beginning after November 15, 2009. The Company adopted this standard on January 1, 2010. The adoption of this standard had no material impact on the Company’s financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011 (unaudited)	December 31, 2010

Computer equipment	$53,247	$6,093
Software	45,833	—
Less accumulated depreciation and amortization	(10,721)	(622)

	$88,359	$5,471

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011 (unaudited)	December 31, 2010

Accounts payable	$103,367	$21,879
Accrued personnel costs	92,618	51,542
Accrued professional fees	8,800	19,984
Other	16,425	49,220

	$221,210	$142,625

NOTE 5 - NOTES PAYABLE

Notes payable – founders

In August and September 2009, the Company issued $28,000 in notes payable to two founders in exchange for cash and in lieu of services rendered. The Company paid $16,000 in November 2009, $8,000 in December 2009 and the balance of $4,000 in March 2010.

In September 2009, the Company issued $1,500 in a note payable to a founder in exchange for cash. In January 2010, the Company issued $6,931 in a note payable to the same founder in exchange for payment of Company expenses. The balance of this note was $0 at September 30, 2011 and December 31, 2010.

Notes payable – bridge financing, related and unrelated parties

In November 2010, the Company commenced an offering of up to $500,000 in Notes in a bridge financing in order to raise funds primarily to pay the legal, audit and other transaction costs directly related to a proposed Merger with Aftermarket, and to address certain of the Company’s short-term working capital needs. In connection with the proposed Merger, Aftermarket, which would subsequently be renamed AllDigital Holdings, Inc., also conducted an offering to raise a minimum of $1,000,000 in aggregate proceeds, including those from the Notes. At the holder’s option, the Notes were convertible into common stock of Aftermarket on the same terms as the offering. The Notes bore interest at 10% per annum, and if not converted, would have had a one-year term. As of September 30, 2011, the Company raised $500,000 in Notes through the bridge financing. On July 29, 2011, the Company successfully completed the proposed merger and related offering, which included the conversion of the $500,000 in Notes into the offering (See Note 12). At December 31, 2010 and July 29, 2011, $275,000 and $475,000 of the Notes were with related parties, respectively (See Note 12). On July 29, 2011, the Company successfully completed the proposed Merger and related offering, which included the conversion of the $500,000 in Notes into the offering (See Note 12).

NOTE 6 - LEASE OBLIGATIONS

On August 28, 2009, the Company entered into a three-year Lease Agreement for the lease of office space at 2821 McGaw Avenue, Irvine, California, 92614, which is used as corporate offices. The lease commenced on September 15, 2009, and will terminate on December 31, 2011, as the Company is moving into another facility owned by the same landlord. Pursuant to the terms of the lease, monthly rent paid is $3,826. Rent expense for the nine months ended September 30, 2011 and 2010 was $34,576 and $32,769, respectively.

On October 10, 2011, the Company entered into a five-year Lease Agreement for the lease of office space at 220 Technology, Irvine, California, 92618, which will be used as corporate offices effective January 1, 2012. The lease commences on January 1, 2012, and terminates on December 31, 2016. Pursuant to the terms of the lease, monthly rent paid will be $10,297 in year one, $10,504 in year two, $10,717 in year three, $10,937 in year four, and $11,164 in year five.

Future minimum lease payments under operating leases at September 30, 2011 are:

Year ended
September 30,

2012	$104,149
2013	$125,427
2014	$127,969
2015	$130,587
2016	$133,284
2017	$33,491
Total	$654,907

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

Our Board of Directors has the authority to issue Preferred Stock in one or more series and to, within the limits set forth by Nevada law and without shareholder action:

•	designate in whole or in part, the powers, preferences, limitations, and relative rights, of any class of shares before the issuance of any shares of that class;

•	create one or more series within a class of shares, fix the number of shares of each such series, and designate, in whole or part, the powers, preferences, limitations, and relative rights of the series, all before the issuance of any shares of that series;

•	alter or revoke the powers, preferences, limitations, and relative rights granted to or imposed upon any wholly unissued class of shares or any wholly unissued series of any class of shares; or

•	increase or decrease the number of shares constituting any series, the number of shares of which was originally fixed by the Board of Directors, either before or after the issuance of shares of the series; provided that, the number may not be decreased below the number of shares of the series then outstanding, or increased above the total number of authorized shares of the applicable class of shares available for designation as a part of the series.

The issuance of Preferred Stock by our Board of Directors could adversely affect the rights of holders of our common stock. The potential issuance of Preferred Stock may:

•	have the effect of delaying or preventing a change in control of the Company;

•	discourage bids for the common stock at a premium over the market price of the common stock; and

•	adversely affect the market price of, and the voting and other rights of the holders of our common stock.

Common Stock

In August 2009, the Company issued 20,000,000 shares of $0.0001 par value common stock to two of the Company’s founders for $2,000 cash. In September 2009, the Company issued 10,000,000 shares of $0.0001 common stock to another of the Company’s founders for $1,000 cash.

In July 2011, the Company converted 30,000,000 $0.0001 par value common stock to 18,000,000 $0.001 par value common stock in relation to the Merger with Aftermarket. Aftermarket had 3,076,996 shares of common stock as of date of the Merger. 190,000 shares of common stock were issued in July 2011 to an officer in payment of an accrued liability to the officer. $500,000 in Notes and $28,582 in related accrued interest expense were converted to 1,057,166 units in the offering (the “Units”), consisting of 2,114,332 shares of common stock and 1,057,166 warrants, in July 2011 in connection with the offering (See Note 5). 963,300 Units, consisting of 1,926,600 shares of common stock and 963,300 warrants, were issued in July 2011 in the offering for $481,650 cash in connection with the Merger (see Note 12). 40,000 shares of common stock along with 20,000 warrants were issued in August 2011 for outside services of $10,000. 42,800 shares of common stock along with 21,400 warrants were issued in September 2011 to the former president of Aftermarket in payment of a note payable of $10,700.

Stock Options

On July 28, 2011, AllDigital adopted, and in the Merger, the Company assumed the 2011 Stock Option and Incentive Plan (the “Plan”) for directors, employees, consultants and other persons acting on behalf of the Company, under which 4,500,000 shares of common stock are authorized for issuance. Options granted under the Plan vest on the date of grant, over a fixed period of time, or upon the occurrence of certain events and are exercisable for up to ten years.

During the nine months ended September 30, 2011, the Company issued 3,410,000 options under the Plan to certain employees and 150,000 options under the Plan to a board member.

As of September 30, 2011, there were 940,000 shares of common stock available for grant under the Plan.

A summary of the status of the options granted is as follows:

	Shares	Weighted- average exercise price	Average remaining contractual term - years	Aggregate intrinsic value

Outstanding,
December 31, 2010	—	$—
Granted	3,560,000	$0.25	9.85	—
Outstanding,
September 30, 2011	3,560,000	$0.25	9.85	—
Exercisable:
September 30, 2011	437,500	$0.25	9.83	—

A summary of the status of the Company’s nonvested options and changes during the nine months ended September 30, 2011, is presented below:

Nonvested Options	Shares	Weighted- average grant-date fair value
Nonvested at December 31, 2010	—	$—
Granted	3,560,000	$0.17
Vested	(437,500)	$0.17
Nonvested at September 30, 2011	3,122,500	$0.17

As of September 30, 2011, there was $530,825 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining weighted-average vesting period of 3.42 years. The total fair value of options vested during the nine months ended September 30, 2011was $74,375. The aggregate intrinsic value of the options expected to vest in the future was $0.

Warrants

In July 2011, the Company issued 963,300 warrants as part of the Units sold in a $481,650 offering. In July 2011, the Company issued 1,057,166 warrants as part of the Units in conversion of $500,000 bridge notes payable and $28,582 related accrued interest expense. In July 2011, the Company issued 95,000 warrants to an officer as part of the Units as payment for $47,500 accrued expenses. In July 2011, the Company issued 60,000 warrants to a consultant as part of a payment for an accrued expense. In July 2011, the Company issued 45,000 warrants to a consultant as part of a payment for an accrued expense. In August 2011, the Company issued 20,000 warrants to a consultant as part of a payment for $10,000 of accrued expenses. In August 2011, the Company issued 45,000 warrants to a consultant as part of a payment for an accrued expense. In September 2011, the Company issued 21,400 warrants to the former owner of Aftermarket Enterprises as part of a payment for a $10,700 note payable. In September 2011, the Company issued 45,000 warrants to a consultant as part of a payment for an accrued expense. As of September 30, 2011, no warrants had been exercised, and all warrants were outstanding.

A summary of the status of the warrants granted is as follows:

	Shares	Weighted- average exercise price

Outstanding – December 31, 2010	—	$—
Granted	2,351,866	0.48
Forfeited	—	—
Exercised	—	—
Outstanding – September 30, 2011	2,351,866	$0.48

Exercisable – September 30, 2011	2,135,466	$0.50

The following table summarizes information about warrants outstanding at September 30, 2011:

Outstanding				Exercisable
Range of exercise prices	Number of warrants outstanding	Weighted-average remaining contractual life (in years)	Weighted- average exercise price	Number of warrants exercisable	Weighted- average exercise price
$0.25	135,000	4.90	$0.25	—	$0.25
$0.275	60,000	4.83	$0.275	—	$0.275
$0.50	2,156,866	2.83	$0.50	2,135,466	$0.50
$0.25 - $0.50	2,351,866	3.00	$0.48	2,135,466	$0.50

NOTE 8 - INCOME TAXES

The tax effects of temporary differences and carryforwards that give rise to the deferred income tax assets as of September 30, 2011 relate primarily to net operating loss carryforwards and deferred revenue.

As of September 30, 2011 and December 31, 2010, the Company provided a full valuation allowance on the net deferred tax assets. Management believes that, based on a number of factors, including the available objective evidence, it is more likely than not that deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.

As of December 31, 2010, the Company has federal and state tax net operating loss carryforwards of approximately $182,904 and $180,672, respectively. If unused, the federal and state net operating losses begin to expire in 2029. Utilization of the net operating loss credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future.

As of September 30, 2011, all of the Company’s tax filings are subject to examination. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

NOTE 9 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Major Customers

At September 30, 2011 and December 31, 2010, four and three customers accounted for 100% and 96% of the outstanding accounts receivable, respectively.

For the nine months ended September 30, 2011 and 2010, three and two customers accounted for 79% and 85% of total revenue, respectively.

Major Vendors

At September 30, 2011 and December 31, 2010, two and one vendors accounted for 94% and 97% of the outstanding accounts payable, respectively.

For the nine months ended September 30, 2011 and 2010, three and two vendors accounted for 71% and 91% of total purchases, respectively.

Concentrations of Credit Risk

Financial instruments that may subject the Company to credit risk include uninsured cash-in-bank balances. The Company places its cash with high quality financial institutions located in Southern California. From time to time, such balances exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash balances. As of September 30, 2011, the Company’s uninsured cash was $621,816.

NOTE 10 – SEGMENT INFORMATION

The Company currently operates in one business segment, digital media services. All fixed assets are located at the Company’s headquarters and data centers located in the United States. All sales for the nine months ended September 30, 2011 were in the United States and Canada.

NOTE 11 - SIGNIFICANT AGREEMENTS

Reverse Merger

On December 29, 2010, the Company entered into, and on April 29, 2011 subsequently agreed to extend, a Letter of Intent with Aftermarket, a fully reporting company quoted (but not actively traded) on the Over the Counter Bulletin Board, pursuant to which Aftermarket planned to acquire AllDigital in a reverse merger transaction. If the Merger were consummated, the Company’s stockholders would hold a majority of the outstanding capital stock of Aftermarket following the closing. In connection with the proposed Merger, Aftermarket, which would subsequently be renamed AllDigital Holdings, Inc., also conducted an offering to raise a minimum of $1,000,000 in aggregate proceeds, including those from the Notes (see Notes 5 and 7). On July 29, 2011, the Company successfully completed the proposed Merger and related offering in which Aftermarket acquired all of the assets and operations of AllDigital, Inc. Effective August 25, 2011, the name of Aftermarket Enterprises was changed to AllDigital Holdings, Inc. As of thedate of the Merger, the Company had two business lines: AllDigital, Inc.’s digital media services business and Aftermarket’s automotive accessories business. On September 27, 2011, AllDigital Holdings, Inc. sold the automotive accessories business to the former president of Aftermarket Enterprises.

NOTE 12- RELATED PARTIES

During the year 2010 and the period ended September 30, 2011, $475,000 in Notes were issued by the Company to two of the Company’s shareholders, who also serve as officers at the Company, an employee, and friends and family members of such shareholders (See Note 5). The Notes were converted to stock and warrants on July 29, 2011.

NOTE 13 - SUBSEQUENT EVENTS

On October 10, 2011, the Company entered into a five-year Lease Agreement for the lease of office space at 220 Technology, Irvine, California, 92618, which will be used as corporate offices effective January 1, 2012. The lease commences on January 1, 2012, and terminates on December 31, 2016. Pursuant to the terms of the lease, monthly rent paid will be $10,297 in year one, $10,504 in year two, $10,717 in year three, $10,937 in year four, and $11,164 in year five.

On October 25, 2011, the Company issued 1,525,408 warrants to pre-Merger Aftermarket Enterprises investors in relation to terms of the July 29, 2011 merger agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains statements that constitute forward-looking statements.  Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend” or “expect” or similar words.  When considering such forward-looking statements, you should keep in mind the risk factors noted in the section of this Report entitled “Risk Factors” and other cautionary statements throughout this Report.  You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect.

Aftermarket Enterprises, Inc. (“Aftermarket” with reference to periods or operations prior to the Merger; "AllDigital Holdings" for periods following the Merger) acquired all of the assets and operations of AllDigital, Inc. (“AllDigital”) in a reverse triangular merger (the “Merger”) that was effected on July 29, 2011. Effective August 25, 2011, Aftermarket Enterprises name was changed to AllDigital Holdings, Inc. AllDigital, Inc. is now AllDigital Holdings, Inc.'s wholly-owned operating subsidiary. As of the date of the Merger, the Company had two business lines: AllDigital, Inc.’s digital media services business and Aftermarket’s automotive accessories business. On September 27, 2011, AllDigital Holdings sold the automotive accessories business to the former president of Aftermarket.

In this section, AllDigital Holdings and AllDigital, as a consolidated entity going forward (without Aftermarket’s auto accessories business), are referred to as the “Company”, “we” or “us”. To the extent we need to distinguish the separate corporate histories, businesses or financial results of the two entities, we refer to Aftermarket or AllDigital individually.

Certain Defined Terms

In this Report, we use certain technical terms to describe our business, which terms are important to an understanding of our business, including the following:

•	“Apps” are software applications that operate on a Device, and which can act as the front-end of a remotely hosted, cloud-based Digital Service.

•	“Devices” are Internet-connected devices, including without limitation smartphones, tablet computers, desktop and laptop computers, game consoles, televisions, home theatre systems, streaming players, “smart” appliances, and digital signage.

•	“Digital Services” are remotely hosted, cloud-based software applications intended for use on, interactivity with, and the delivery of digital media to or from, one or more Devices. Examples of Digital Services including NetFlix’s Movies On-Demand, Google Maps, Pandora Radio, Amazon’s Kindle, and Facebook.

•	“Pairing” is the process of setting-up and managing the ongoing data exchange between a Digital Service and a Device. Pairing includes not only the initial process of ensuring the compatibility of the Digital Service with one or more Devices but may also include any or all of the following:

o	managing various elements of and processes related to the ongoing data exchange between a Digital Service and a Device, including Device compatibility, security, quality of service, and dynamic updates;

o	procuring and managing high-speed and scalable cloud-based storage;

o	applying real-time business rules, work flows, and processes to data assets (e.g., such as converting master video files into formats compatible with the target Device) and Digital Services (e.g., user authentication); and

o	acting as the origin for data exchange between the Digital Service and Device.

AllDigital Overview

AllDigital was incorporated in the State of California on August 3, 2009 with the primary purpose of developing the first comprehensive offering of software tools and back-end services dedicated to managing the complex Pairing of cloud-based digital media and Digital Services with Internet-connected Devices.

Our products and services provide the software tools and back-end services required by content owners and providers of Digital Services to manage and optimize the ongoing Pairing of digital media and Digital Services with an increasingly diverse and complex offering of Devices. We accomplish this by enabling, and maximizing the performance of, the cloud-based storage, processing, transcoding, and transit of digital media and Digital Services to multiple Devices simultaneously. Our business model primarily targets content owners and providers of Digital Services that need to distribute their digital media and Digital Services to a large, increasingly fragmented, and rapidly growing market of Devices operating on a number of different Device platforms.

The activities of AllDigital following its formation in August 2009 primarily involved the sale of certain professional services to fund our earliest operations, as well as certain organizational activities. Our early stage sales largely involved custom software development projects for the individual implementation of a Digital Service to a single Device. Organizational activities included planning and beginning to develop the pilot version of our proprietary Media i/o platform and designing custom projects that act as reference designs for future projects.

In early 2010, we began to design and develop the pilot version of our proprietary Media i/o platform, which enables, and maximizes the performance of, the cloud-based storage, processing, transcoding and transit of Digital Services to multiple Devices simultaneously. The pilot version of our proprietary platform began with design development and documentation in the form of a published white paper. During the remainder of 2010, we began the development and launch of the pilot version of the Media i/o platform, performed beta testing, received market feedback, and then launched initial services related to cloud storage and quality of service monitoring. As of December 31, 2010, elements of the Media i/o platform and related services were in use with certain customers. In addition, beginning in 2010, we began to develop selected early stage partner relationships.

For the first nine months of 2011, we continued to expand existing customer relationships, established new customer relationships through word of mouth and partner referrals, continued to develop and mature different elements of the Media i/o platform and related service portfolio, developed certain products dedicated to digital media distribution to multiple Devices simultaneously, and worked with selected customers on novel digital media and Digital Service to Device implementations.

During the three-month period ending June 30, 2011, we launched AllDigital Broadcast. AllDigital Broadcast is our first product dedicated to ingesting, processing, storing, and securely distributing live and on-demand content (e.g., sporting events, live concerts, movies, television and radio, and corporate communications) to multiple Devices simultaneously.

During the three-month period ending September 30, 2011, we launched SocialMedia Pro. SocialMedia Pro is our first digital media to Device product integrated with a social media platform. It provides content owners with a content distribution channel to multiple Devices simultaneously, leveraging the power and reach of Facebook.

Other than a total of approximately $36,431 in notes payable from our founders that were repaid or forgiven as of the year ended December 31, 2010, we have largely relied on the sales of our products and services to fund our operations to date.

In November 2010, we commenced an offering of up to $500,000 in convertible promissory notes (the "Notes") in a bridge financing in order to raise funds primarily to pay the legal, audit and other transaction costs directly related to a proposed Merger with Aftermarket, a fully reporting company quoted on the OTC Bulletin Board. If the Merger was consummated, AllDigital’s shareholders would hold a majority of the outstanding capital stock of Aftermarket following the closing. In connection with the proposed Merger, Aftermarket, which would subsequently be renamed AllDigital Holdings, also conducted an offering to raise a minimum of $1,000,000 in aggregate proceeds, including those from the bridge financing. As of September 30, 2011, AllDigital raised $500,000 in Notes through the bridge financing. On July 29, 2011, Aftermarket Enterprises raised $481,650 through an offering of 963,300 Units. On July 29, 2011, the proposed Merger closed. $500,000 in Notes and $28,582 in related accrued interest were converted into 1,057,166 Units in connection with the offering.

General Outlook

Since our inception, there has been significant and growing interest in our services.

We recognized $1,833,269 in revenues for the nine months ended September 30, 2011, compared to $846,031 in revenues for the same period in 2010. During the year ended December 31, 2010, we recognized $1,153,154 in revenues, compared to $79,834 in revenues for the period of August 3, 2009 (inception) through the period ended December 31, 2009.

The development of various Internet-based technologies has enabled fundamental and structural changes in the way Digital Services and/or Apps are published, combined, implemented, operated, broadcast and retrieved. Over the past 2-3 years, this includes the ability to originate, deliver and remotely manage the Pairing of a wide variety of Digital Services from and to various Devices and Device platforms simultaneously.

Each of our customers has directly or indirectly contributed to the initial design requirements, market validation, and early stage funding of the pilot versions of our Media i/o, AllDigital Broadcast, and SocialMedia Pro platform and products. They have also enabled us to fund our operations without third party investment prior to the closing of the Merger and related offering. Our customers to date have largely been a result of direct sales, word of mouth, or partner referrals.

We believe Digital Services are not only rapidly proliferating, but are becoming increasingly critical to enterprise core business applications, implemented to achieve a wide variety of objectives, driving new business models and business strategies, and changing the way our customers store and originate data and software applications.

Many of the Digital Service and App pioneers (such as Facebook, Netflix and Pandora) have made, and must continue to make, significant, ongoing investments in order to keep their services Paired to hundreds of different types of Devices. Smaller and emerging companies typically lack the scale and expertise to compete. AllDigital was founded to enable its customers to outsource the complex process of Pairing a Digital Service to a Device to a trusted, third party service provider.

We expect that the need for Digital-Service-to-Device software tools and back-end services will accelerate significantly over the next 2-3 years, which acceleration we anticipate will be driven by the convergence of the following two key market dynamics: (1) The market for Devices is substantial and rapidly growing, and, (2) Digital Services are increasingly critical to enterprise core business applications, are implemented to achieve a wide variety of objectives, and are rapidly proliferating.

We also believe the growth of the Digital Services market will not be sustainable without the creation of third party service providers that offer to market players the software tools and back-end services necessary to the ongoing Pairing of reliable, secure and high-speed Digital Services to various Devices and Device platforms.

Our ability to successfully generate future revenues is dependent on a number of factors, including (i) the availability of capital to continue to develop, operate and maintain our proprietary Media i/o platform and other products, (ii) the ability to commercialize our portfolio of products to content owners, Digital Services providers, and other enterprises, and (iii) our ability to develop channel and other partnerships with other organizations within and outside the digital media services industry. We may encounter setbacks related to these activities.

Results of Operations – Quarters Ended September 30, 2010 and 2011

The following discussions are based on the consolidated balance sheets as September 30, 2011 (unaudited) and statement of operations for the three months ended September 30, 2010 and 2011(unaudited) and notes thereto.

The tables presented below, which compare AllDigital’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

•	The first two data columns in each table show the dollar results for each period presented.
•	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010 (Unaudited)

	For the three months ended September 30,		Dollar variance favorable	% variance favorable
	2011	2010	(unfavorable)	(unfavorable)
Net sales	$741,558	$252,611	$488,947	193.6%
Cost of sales	501,600	200,435	(301,165)	(150.3%)
Gross profit	239,958	52,176	187,782	359.9%

Operating expenses
Selling, marketing and advertising	69,403	13,901	(55,502)	(399.3%)
General and administrative	449,165	81,659	(367,506)	(450.1%)
Total operating expenses	518,568	95,560	(423,008)	(442.7%)

Loss from continuing operations	(278,610)	(43,384)	(235,226)	(542.2%)

Other income (expense)
Interest income	251	—	251	—
Interest expense	(3,964)	(354)	(3,610)	(1,019.8%)
Organization costs writeoff	(790,840)	—	(790,840)	—

Total other income (expense)	(794,553)	(354)	(794,199)	—

Loss from continuing operations before provision for income taxes	(1,073,163)	(43,738)	(1,029,425)	(2,342.2%)

Provision for income taxes	800	—	(800)	—
Net loss from continuing operations	(1,073,963)	(43,738)	(1,030,225)	(2,355.5%)
Income from discontinued operations	5,000	—	5,000	—
Net Loss	$(1,068,963)	$(43,738)	$(1,025,225)	(2,344.0%)

Net Sales. Net sales increased by $488,947, or 194% in the third quarter of 2011 compared to the third quarter of 2010, primarily due to the completion of a series of on-boarding services deliverables related to one of our contracts with one of our largest customers, recognition of percentage of completion related to one of our contracts with one of our largest customers, completion of projects with new customers, and recurring monthly maintenance and support contracts with new and existing customers.

Gross Profit. Gross profit increased by $187,782, or 360%, in the third quarter of 2011 compared to the third quarter of 2010. The increase in gross profit primarily resulted from the completion of a series of deliverables related to one of our contracts and the beginning of certain scale economics related to our monthly recurring contracts summarized and referenced under Net Sales above.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased by $55,502, or 399%, in the third quarter of 2011 compared to the third quarter of 2010. 90% of the increase was due to increased salary and payroll related expenses, primarily due to the addition of one new employee in August and one in September, with the remaining 10% due to increased travel and other selling expenses.

General and Administrative Expenses. General and Administrative expenses increased by $367,506, or 450%, in the third quarter of 2011 compared to the third quarter of 2010. The increase was primarily due to increases of $185,949 in salary and payroll related expenses,increases of $85,855 in outside consultant expenses, $47,232 in legal expenses, and primarily in relation to the July 2011 Merger, an increase of $23,998 in accounting expenses incurred primarily in connection with the Merger and related private placement that closed on July 29, 2011, and an increase of $24,472 in other expenses.

Interest Expense. Interest expense increased by $3,610, or 1,020%, in the third quarter of 2011 as compared to the third quarter of 2010. The increase was due to $3,836 in interest expense related to the Notes in the third quarter of 2011. There were no Notes in the third quarter of 2010.

Organization Costs Writeoff. Organization costs writeoff were $790,840 in the third quarter of 2011 compared to $0 in the third quarter of 2010. These costs were incurred in connection with the July 2011 Merger and were determined to have no future value.

Discontinued Operations. Discontinued operations were $5,000 income in the third quarter of 2011 compared to $0 in the third quarter of 2010. These were the operations of Aftermarket Enterprises resulting from the Merger of July 29, 2011. These operations were sold to the former president of Aftermarket Enterprises on September 27, 2011.

Results of Operations – Nine Months Ended September 30, 2010 and 2011

The following discussions are based on the consolidated balance sheets as of September 30, 2011 (unaudited) and statement of operations for the nine months ended September 30, 2010 and 2011 (unaudited) and notes thereto.

The tables presented below, which compare our results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

•	The first two data columns in each table show the dollar results for each period presented.

•	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 (Unaudited)

	For the nine months ended September 30,		Dollar variance favorable	% variance favorable
	2011	2010	(unfavorable)	(unfavorable)

Net sales	$1,833,269	$846,031	$987,238	116.7%
Cost of sales	1,130,072	652,755	(477,317)	(73.1%)
Gross profit	703,197	193,276	509,921	263.8%

Operating expenses
Selling, marketing, and advertising	136,323	41,218	(95,105)	(230.7%)
General and administrative	815,431	229,981	(585,450)	(254.6%)
Total operating expenses	951,754	271,199	(680,555)	(250.9%)

Loss from continuing operations	(248,557)	(77,923)	(170,634)	(219.0%)

Other income (expense)
Interest income	658	—	658	—
Interest expense	(26,055)	(354)	(25,701)	(7,260.2%)
Organization costs writeoff	(790,840)		(790,840)	—
Other income	—	11,322	(11,322)	(100.0%)
Total other income (expense)	(816,237)	10,968	(827,205)	(7,542.0%)

Loss from continuing operations before provision for income taxes	(1,064,794)	(66,955)	(997,839)	(1,490.3%)
Provision for income taxes	2,400	—	(2,400)	—
Net loss from continuing operations	(1,067,194)	(66,955)	(1,000,239)	(1,493.9%)
Income from discontinued operations	5,000	—	5,000	—
Net income (loss)	$(1,062,194)	$(66,955)	$(995,239)	(1,486.4%)

Net Sales. Net sales increased by $987,238, or 117%, in the first nine months of 2011 compared to the first nine months of 2010 generally due to the completion of a series of on-boarding services deliverables related to one of our contracts with one of our largest customers, recognition of percentage of completion related to one of our contracts with one of our largest customers, completion of projects with new customers, and recurring monthly support with new and existing customers.

Gross Profit. Gross profit increased by $509,921, or 264%, in the first nine months of 2011 compared to the first nine months of 2010. The increase in gross profit primarily resulted from the completion of a series of deliverables related to one of our contracts and the beginning of certain scale economics related to our monthly recurring contracts summarized and referenced under Net Sales above.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased by $95,105, or 231%, in the first nine months of 2011 compared to the first nine months of 2010. 89% of the increase was due to increased salary and payroll related expenses with the remaining 11% due to increased travel and other selling expenses.

General and Administrative Expenses. General and Administrative expenses increased by $585,450, or 255%, in the first nine months of 2011 compared to the first nine months of 2010. The increase was primarily due to increases of $352,503 in salary and expenses related to existing and new employees, increases of $85,485 in outside consultants, $68,090 in legal expenses, and $31,814 in accounting expenses incurred primarily in connection with the Merger and related private placement that closed on July 29, 2011, an increase of $18,306 in travel expenses, an increase of $9,946 in depreciation and amortization, an increase of $7,696 in public reporting, and an increase of $21,556 in other expenses.

Interest Expense. Interest expense increased by $25,701 in the first nine months of 2011 compared to the first nine months of 2010. $25,616 of the increase was due to interest expense related to the Notes during the first nine months of 2011. There were no Notes during the first nine months of 2010.

Organization Costs Writeoff. Organization costs writeoff were $790,840 in the first nine months of 2011 compared to $0 in the first nine months of 2010. These costs were in relation to the July 2011 Merger and were determined to have no future value.

Discontinued Operations. Discontinued operations were $5,000 income in the first nine months of 2011 compared to $0 in the first nine months of 2010. These were the operations of Aftermarket resulting from the Merger of July 29, 2011. These operations were sold to the former president of Aftermarket on September 27, 2011.

Liquidity and Capital Resources

As of September 30, 2011, after the Merger, we had current assets of $1,404,412, including $1,324,960 in cash and cash equivalents. As of July 31, 2011, upon the closing of the Merger and related offering, we had $916,615 in cash and cash equivalents.

Cash increased from $267,981 at December 31, 2010 to $1,324,960 at September 30, 2011, due primarily to the issuance of $200,000 of Notes, $481,650 in a private placement of common stock and warrants and $466,638 in net cash provided by operations, offset by $92,987 used in the purchase of property and equipment and $1,678 in cash that received in the Merger with Aftermarket Enterprises. Net cash provided by operating activities was $466,638 and $26,212 for the nine months ended September 30, 2011 and 2010, respectively.

The increase of $85,216 in cash outflow for investing activities for the nine months ended September 30, 2011, as compared to the nine month period ended September 30, 2010, primarily reflects the purchase of $92,987 in computer equipment and licensed software primarily in connection with customer contracts during the nine months ended September 30, 2011 compared to the purchase of $6,093 in computer equipment during the nine months ended September 30, 2010 and the receipt of $1,678 in cash from Aftermarket in the Merger.

In November 2010, AllDigital commenced an offering of up to $500,000 in convertible promissory notes in a bridge financing in order to raise funds primarily to pay the legal, audit and other transaction costs directly related to the completed Merger transaction with Aftermarket and related offering to raise a minimum of $1,000,000 in aggregate proceeds, including those from the bridge financing. As of December 31, 2010 and September 30, 2011, AllDigital raised $300,000 and $500,000 in promissory notes through the bridge financing, respectively. On July 29, 2011, Aftermarket closed the offering in which we raised a total of $1,057,732 in capital, including $481,650 cash for common stock and the conversion of $576,082 in bridge financing debt and other obligations to common stock.

We monitor our financial resources on an ongoing basis and may adjust planned business activities and operations as needed to ensure that we have sufficient operating capital. We evaluate our capital needs, and the availability and cost of capital on an ongoing basis and expect to seek capital when and on such terms as deemed appropriate based upon an assessment of then-current liquidity, capital needs, and the availability and cost of capital. Given our early stage of development, we do not expect that bank or other institutional debt financing will be available. We expect that any capital we raise will be through the issuance of equity securities, warrants or similar securities. We do not have any commitments to provided financing. We believe that we will be able to obtain financing when and as needed, but may be required to pay a high price for capital.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, and all of the other information set forth in this Report before deciding to invest in shares of our common stock.  In addition to historical information, the information in this Report contains forward-looking statements about our future business and performance.  Our actual operating results and financial performance may be different from what we expect as of the date of this Report.  The risks described in this Report represent the risks that management has identified and determined to be material to our company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially harm our business operations and financial condition.

We are in an early stage of development and may be unable to generate significant revenue in the future.

AllDigital Holdings was incorporated in 2006, and AllDigital was incorporated in 2009. Both have been operating for only a limited period of time and are in an early stage of development. We may be unable to expand revenue at the rate anticipated. If we do not generate significant revenue in the future, or if costs of expansion and operation exceed revenues, we will not be profitable. We may be unable to execute our business plan, generate significant revenue or significant profits.

We have a limited operating history and cannot ensure the long-term successful operation of our business or the execution of our business plan.

We have a limited operating history, and as such, investors have no meaningful track record by which to evaluate our future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets. We may be unable to accomplish any of the following, which would materially impact our ability to implement our business plan:

•	establishing and maintaining broad market acceptance of our services and platform, and converting that acceptance into direct and indirect sources of revenue;

•	establishing and maintaining adoption of our technology on a wide variety of Devices and Device platforms;

•	timely and successfully developing new services, service and platform features, and increasing the functionality and features of our existing services, platform and technology;

•	developing services that result in a high degree of customer satisfaction and a high level of end-customer usage;

•	successfully responding to competition, including competition from emerging technologies and solutions;

•	developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our services, platform and technology; and

•	identifying, attracting and retaining talented technical and creative services staff at reasonable market compensation rates in the markets in which we employ.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully accomplish these tasks, our business will be harmed.

We will be unable to implement our business plan if we cannot raise sufficient capital and may be required to pay a high price for capital.

On a consolidated basis, we had current assets of $1,404,412 and current liabilities of $748,769, for net working capital of $655,643, as of September 30, 2011. Aftermarket closed an offering on July 29, 2011 in which we raised a total of $1,057,732 in capital, including the conversion of $576,082 in bridge financing debt and other obligations. Nevertheless, we will need to obtain additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

•	the availability and cost of capital generally;

•	our financial results;

•	the experience and reputation of our management team;

•	market interest, or lack of interest, in our industry and business plan;

•	the trading volume of, and volatility in, the market for our common stock;

•	our ongoing success, or failure, in executing our business plan;

•	the amount of our capital needs; and

•	the amount of debt, options, warrants, and convertible securities we have outstanding.

We may be unable to meet our current or future obligations or to adequately exploit existing or future opportunities if we cannot raise sufficient capital. If we are unable to obtain capital for an extended period of time, we may be forced to discontinue operations.

We do not currently have a production version of our Media i/o platform and certain related services in commercial operation.

To date, we have only designed, developed, tested and operated a pilot version of our Media i/o platform. We have not yet developed, tested and/or operated the production version of our Media i/o platform and certain related services in full commercial operation, and may be unable to so. In addition, once developed and tested, our Media i/o platform and certain related services may fail when placed into commercial use, which would significantly harm our results of operations and financial condition.

The platform architecture and data tracking technology underlying our services is complex and may contain unknown errors in design or implementation that could result in incorrect billings to our customers.

The platform architecture and data tracking technology underlying our software tools and back-end services is complex and includes software and code used to generate customer invoices. This software and code is either developed internally or licensed from third parties. Any of the system architecture, system administration, software or code may contain errors, or may be implemented or interpreted incorrectly, particularly when they are first introduced or when new versions or enhancements to our tools and services are released. In addition, with respect to certain usage-based billing, the data used to bill the customer for usage is an estimate, based upon complex formulas or algorithms. We or the customer may subsequently believe that such formulas or algorithms overstate or understate actual usage. In any such case, a design or application error could cause overbilling or under-billing of our customers, which may:

•	adversely impact our relationship with those customers and others, possibly leading to a loss of affected and unaffected customers;

•	lead to billing disputes and related legal fees, and diversion of management resources;

•	increase our costs related to product development; and/or

•	adversely affect our revenues and expenses, either prospectively or retrospectively, potentially requiring restatement of financial statements.

Our continued growth could be adversely affected by the loss of several key customers.

Through the nine-month period ending September 30, 2011, AllDigital’s three largest billing relationships accounted for approximately 79% of its total billings. Our agreements with many of these key customers and/or partners expire in any given year unless renewed by the customer and/or partner, are terminable at any time upon short-term notice, or are otherwise generally terminable during 2011. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products and services could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

We are dependent upon key personnel who may leave at any time and may be unable to attract qualified personnel in the future.

We are highly dependent upon on a small number of senior executives and other members of management to work effectively as a team, to execute our business strategy and business plan, and to manage our employees, independent contractors, consultants and vendors. Certain of our senior executives have limited public company experience. Any of our senior executives, managers and employees can terminate his or her employment relationship at any time, and the loss of the services of such individuals could have a material adverse effect on our ability to execute our business plan and otherwise have a material adverse effect on our business, financial condition and results of operations.

We may incur substantial operating and net losses due to substantial expenditures.

Since AllDigital began operations in 2009, we have invested significant time and expense towards developing our products and services in order to capitalize on current market opportunities. We intend to increase our operating expenses and capital expenditures in order to expand our market presence, and as a result, we may incur substantial operating and net losses in the foreseeable future. There can be no assurance that we will achieve or sustain profitability or positive cash flow from our operations.

We may not be able to carry out our business plan.

Our proposed plan of operation and prospects will depend largely upon our ability to successfully establish a large market presence in a timely fashion, retain and continue to hire skilled management, technical, marketing and other personnel, and attract and retain significant numbers of corporate and other enterprise customers and quality business partners. We have limited experience in commercializing our platform, software tools and back-end services in the manner contemplated by our business model and plans, and there is limited information available concerning the potential performance or market acceptance of our platform, tools and services. There can be no assurance that we will be able to successfully implement our business plan and model, or develop or maintain future business relationships, or that unanticipated expenses, problems or technical difficulties which would result in material delays in implementation will not occur.

Because we are a newly established company with limited resources, we may not have in place various processes and protections common to more mature companies and may be more susceptible to adverse events.

We are a newly established company and have limited resources. As a result, we may not have in place systems, processes and protections that many of our competitors have or that may be essential to protect against various risks. For example, our insurance portfolio is limited, in terms of amount and types of insurance, and may not adequately cover risks associated without business. We also have in place only limited resources and processes addressing human resources, timekeeping, data protection, business continuity, personnel redundancy, and knowledge institutionalization concerns. As a result, we are at risk that one or more adverse events in these and other areas may materially harm our business, balance sheet, revenues, expenses or prospects.

Our resources may not be sufficient to manage our expected growth; failure to properly manage our potential growth would be detrimental to our business.

We may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot be certain that our existing personnel, systems, procedures and controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of anticipated growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base and maintain close coordination among our technical, accounting, finance, marketing and sales staff.  We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. To the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. Our future operating results will also depend on our ability to expand sales and marketing commensurate with the growth of our business and the digital services distribution to Internet-connected Devices marketplace.

Because our services are complex and are deployed in complex environments, they may have errors or defects that could seriously harm our business.

Our services are highly complex and are designed for deployment in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our services. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software in a timely manner. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified, or if there are unidentified errors that allow persons to improperly access our services, we could experience loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers.

We may have insufficient transmission and server capacity, which could result in interruptions in our services and loss of revenues.

Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. In addition, our distributed network must be sufficiently robust to handle all of our customers' web-traffic, particularly in the event of unexpected surges in high-definition video traffic. We believe that, absent extraordinary circumstances, we have access to adequate capacity to provide our services; however, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes or network providers going out of business. Any failure of these network providers to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers, leading to an immediate decline in revenue and possible additional decline in revenue as a result of subsequent customer losses.

We may also not be able to deploy on a timely basis enough servers to meet the needs of our customer base or effectively manage the functioning of those servers. In addition, damage or destruction of, or other denial of access to, a facility where our servers are housed could result in a reduction in, or interruption of, service to our customers.

We may make significant future investments in research and development and cannot assure that these investments will be profitable.

Although we have not recently incurred research and development expenses, we may, as part of our ongoing business strategy, make significant investments in research and development in the future. We believe an investment in the research and development of new technologies could significantly improve our platform and services over the medium and long-term. However, such activities may lead to no product improvements or additional revenue and may represent a significant distraction from our ongoing business activities.

We may acquire businesses or assets, or enter into other business combination transactions, that may be difficult to integrate.

As part of our growth strategy we expect to enter into transactions to acquire companies or a substantial portion of their assets, or to combine our business with theirs. These acquisitions or business combinations involve numerous risks, including each of the following:

•	that the combined entity will not perform as well as the separate businesses performed prior to the transaction;

•	that anticipated cost savings, cross-marketing to new customers or other anticipated synergies will not be achieved;

•	that management resources will be diverted towards negotiating and effecting the acquisition and then integrating the operations and personnel of the acquired business, instead of focusing on our existing business plan and operations;

•	that the stock and/or other consideration paid in the transaction will exceed the value of the assets or business acquired;

•	that the use of cash as consideration for the transaction will reduce cash that may be needed for operations below necessary levels;

•	that we may be assuming potential unknown liabilities of the acquired business; and

•	that if we do not consummate such a transaction, we will have expended substantial costs and resources without achieving the anticipated benefit.

Acquisitions or business combinations (or attempted transactions) could have an adverse, rather than a positive, effect on our business, operations and financial results for the reasons set forth above or otherwise.

The markets in which we operate are rapidly emerging, and we may be unable to compete successfully against existing or future competitors to our business.

The market in which we operate is becoming increasingly competitive.  Our current competitors generally include integrators and vertical solution providers who develop single implementations of content and related Digital Services to a single Internet-connected Device platform. They do not offer the series of software tools and back-end services dedicated to the Pairing of Digital Services to one or more Devices provided by us. However, integrators and vertical solution providers may be able to develop a comparable or superior series of tools, services and/or platform that provide a similar or more robust set of features and functionality than the products and services we offer. Our future competitors may also include CDN providers, CMS companies, hosting, utility computing and related service providers who may be able to offer a subset of the specialized storage, origin transit, and data processing services required to enable the distribution of content and related Digital Services to one or more Devices. Other future competitors may also include established media companies and essentially any other participant in the Internet industry.

Many of these current and potential future competitors have a longer operating history in their current respective business areas and greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources we do. Existing and potential competitors with an extended operating history, even if not directly related to the our business, have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as unproven. In addition, our existing and potential future competitors may be able to use their extensive resources:

•	to develop and deploy new products and services more quickly and effectively than we can;

•	to develop, improve and expand their platforms and related infrastructures more quickly than we can;

•	to reduce costs, particularly transport, storage and processing costs, because of discounts associated with large volume purchases;

•	to offer less expensive tools and services as a result of a lower cost structure, greater capital reserves or otherwise;

•	to adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;

•	to offer bundles of related services that we are unable to offer;

•	to take advantage of acquisition and other opportunities more readily; and

•	to devote greater resources to the marketing and sales of their tools, services and platform.

If we are unable to compete effectively in our various markets, or if competitive pressures place downward pressure on the prices at which we offer our products and services, our business, financial condition and results of operations may suffer.

Our platform, services and underlying infrastructure subject us to potential liability from system failure and security risks.

Our operations are dependent upon our ability to protect our platform, services and underlying infrastructure against interruptions, damages, intrusion and other events that may adversely affect our ability to provide products and services to our customers (on a short-term or long-term basis). Any interruption in service caused by damage, intrusion or otherwise, may lead to loss of customers, lawsuits, contingent liabilities and harm to our reputation.

We operate pursuant to a business-to-business model, and therefore we normally do not handle large volumes of personally identifiable information (such as employee data, customer data, data that our customers collect from their customers, and information regulated by the Health Insurance Portability and Accountability Act of 1996) for our customers. However, the nature of some of our products and services require us to have access to such confidential information. Unauthorized access to our platform and underlying infrastructure, including certain servers for example, may jeopardize the security of confidential information stored in our computer systems and our customers' computer systems, which may result in liability to our customers and also may deter potential customers

Our business operations are susceptible to interruptions caused by events beyond our control.

While we seek to take all actions we believe commercially reasonable to ensure that we can offer our products and services without interruption, we are vulnerable to the following potential problems, among others:

•	Our platform, services and underlying infrastructure, or that of our key suppliers, may be damaged or destroyed by events beyond our control, such as fires, earthquakes, floods, power outages or telecommunications failures. Our operations are particularly susceptible to interruption from any of the foregoing because many of our servers and much of our infrastructure is located in Southern California, which is prone to the occurrence of the foregoing events.

•	We and our customers and/or partners may experience interruptions in service as a result of the accidental or malicious actions of Internet users, hackers or current or former employees.

•	We may face liability for transmitting viruses to third parties that damage or impair their access to computer networks, programs, data or information. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers.

•	Failure of our systems or those of our suppliers may disrupt service to our customers (and from our customers to their customers), which could materially impact our operations (and the operations of our customers), adversely affect our relationships with our customers and lead to lawsuits and contingent liability.

The occurrence of any of the foregoing could result in claims for consequential and other damages, significant repair and recovery expenses and extensive customer losses and otherwise have a material adverse effect on our business, financial condition and results of operations.

Our governance documents limit the liability of our officers and directors and require us to indemnify them under many circumstances.

Our articles of incorporation and bylaws have provisions designed to limit liability of our officers and directors to the Company and its shareholders with respect to any errors of judgment committed by our officers and directors. This likely will limit the recourse that the shareholders might otherwise have against our management in the event of its mismanagement of the Company. Corporate documents and employment agreements between the Company and each of its executive officers require that the Company indemnify our officers and directors to the maximum extent permitted by law. As of the date of this Report, the Company does not have officers and directors’ liability insurance. A successful claim for such indemnification would deplete our assets by the amount paid and would harm our financial condition.

Risks Related to Our Intellectual Property

If the protection of our intellectual property is inadequate, our competitors may gain access to our technology, and our business may suffer.

We depend on our ability to develop and maintain certain proprietary aspects of our products and services. To protect these proprietary products and services, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets and common law copyright and trademark principles. Adequate protection of our intellectual property is subject to the following risks:

•	We have not applied for a copyright registration or patents with respect to our proprietary rights, and the common law associated with copyrights and trade secrets affords only limited protection.

•	Our claims of proprietary ownership (and related common law copyright assertions) may be challenged or otherwise fail to provide us with the ability to prevent others from copying our technology.

•	Our existing trademarks or any future trademarks may be canceled or otherwise fail to provide meaningful protection.

•	The validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

Despite our efforts to protect our proprietary products and services, unauthorized parties may attempt to copy, obtain or use certain aspects of it for their own benefit or for purposes of damaging our business or reputation. Policing unauthorized use of our products and services is difficult, and although we are unable to determine the extent to which piracy of our products and services exists, we expect software piracy to be an ongoing problem.

Third party claims that we infringe upon their intellectual property rights could be costly to defend and/or settle.

Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry grows and the functionality of products and services in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property that we developed ourselves, use or license from third parties. Third parties may bring claims of infringement against us, which may be with or without merit. We could be required, as a result of an intellectual property dispute, to do one or more of the following:

•	cease selling, incorporating or using services or products that rely upon the disputed intellectual property;

•	obtain from the holder of the intellectual property a license to sell or use the disputed intellectual property, which license may not be available on terms acceptable to us;

•	redesign services or products, portions of services or products, that incorporate disputed intellectual property;

•	pay significant amounts to settle a third party dispute; and/or

•	pay monetary damages to the third party adjudged to be the rightful holder of the intellectual property right.

The occurrence of any of these events could result in substantial costs and diversion of resources or could severely limit the products and/or services we offer, which may seriously harm our business, operating results and financial condition.

In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our products or services infringe upon the intellectual property rights of others. We could incur substantial costs in defending our customers against infringement claims and ultimately be required to pay substantial monetary damages attributable to the indemnification of our customers in the event of a successful claim of infringement against us or them.

We may be subject to legal liability for providing third-party content.

We have certain arrangements to offer third-party content via certain of our customers’ websites. We may be subject to claims concerning this content by virtue of our involvement in marketing, branding, broadcasting or providing access to it, even if we do not ourselves directly host, operate or provide access to these products, services, content or advertising. While our agreements with these parties most often provide that we will be indemnified against such liabilities, such indemnification may not be adequate or available. Investigating and defending any of these types of claims can be expensive, even if the claims do not result in liability. While to date we have not been subject to material claims, if any potential claims do result in liability, we could be required to pay damages or other penalties, which could harm our business, operating results and financial condition.

Risks Related to Our Industry

Certain of our service delivery and content handling services are subject to industry regulations, standards, certifications and/or approvals.

The commercialization of certain of the service delivery and content handling services we provide at times require or are made more costly due to industry acceptance and regulatory processes, such as ISO certification and strict content security handling standards for Hollywood studios. If we are unable to obtain or retain these or other formal and informal industry certifications and standards in a timely manner, or at all, our operating results could be adversely affected.

General global market and economic conditions may have an adverse impact on our operating performance and results of operations.

Our business has been and could continue to be affected by general global economic and market conditions. Weakness in the United States and worldwide economy has had and could continue to have a negative effect on our operating results, including a decrease in revenue and operating cash flow. To the extent our customers are unable to profitably monetize the services and content we deliver on their behalf, they may reduce or eliminate their purchase of our products and services. Such reductions in traffic would lead to a reduction in our revenues. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, slow down in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by our customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or revenues. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results and financial condition.

The market for the distribution of content and Pairing of Digital Services to Devices may not grow at a pace that we anticipated or at levels that allow us to continue to grow.

The market for the distribution of content and Pairing of Digital Services to Devices is relatively new and evolving. As a result, we cannot be certain that a viable market for our products and services will be sustainable. Factors that may inhibit the growth of this market include:

•	Our customers may limit their distribution of content and related Digital Services over the Internet because of issues related to protection of copyrights, royalty payments to artists and publishers, illegal copying and distribution of data and other intellectual property rights issues.

•	Congestion of data networks, or consumer reluctance to purchase high-speed Internet connectivity for their Device, may limit the growth of the distribution of content and related Digital Services to Devices.

•	Consumers may determine not to view or access Digital Services on their Devices because of, among other factors, poor reception of the broadcast or other delivery of the services, or the creation or expansion of competing technologies, that provide a similar service at lower cost or with better features.

•	New laws and regulations may negatively affect consumers' and businesses' use of the Internet or Devices, thereby reducing demand.

If the market for the distribution of content and Pairing of Digital Services to Devices does not continue to grow, or grows more slowly than expected, our business, results of operations and financial condition will be significantly harmed.

Risks Related to Our Capital Stock and Capitalization

Our officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our executive officers and directors beneficially own approximately 78% of our outstanding common stock. These executive officers and directors effectively control all matters requiring approval by the shareholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, and the election of directors. This concentration of ownership may also delay, defer or prevent a change in control and otherwise prevent shareholders other than our affiliates from influencing our direction and future.

Our common stock is quoted on the OTC Bulletin Board, but there is currently no trading, and even if trading commences, it is likely to be thin and subject to manipulation.

Our common stock is quoted on the OTC Bulletin board, but there is currently no trading in our common stock. If trading commences, the volume of trading in our common stock is expected to be limited and dominated by a few individuals.  In addition, many brokerages are refusing to trade in, or implement substantial restrictions on trading in, stock that are not listed on an SEC-registered exchange. The limited volume, and trading restrictions, can make the price of our common stock subject to manipulation by one or more stockholders if trading commences and will significantly limit the number of shares that one can purchase or sell in a short period of time.  An investor may find it difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market, if one develops.

The market price of our common stock may be harmed by our need to raise capital.

We need to raise additional capital in the near future and expect to raise such capital through the issuance of common stock and other rights with respect to common stock.  Because securities in private placements and other transactions by a company are often sold at a discount to market prices, this need to raise additional capital may harm the market price of our common stock, to the extent that a market develops.   In addition, the re-sale of securities issued in such capital-raising transactions, whether under Rule 144 or otherwise, may harm the market price of our common stock.

If a market develops for our common stock, we expect the market price to be volatile.

The market prices of securities of other smaller companies tend to be highly volatile.  If a market develops for our common stock, of which there can be no assurance, our stock price may change dramatically as the result of announcements of our quarterly results, the rate of our expansion, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects.  In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

•	intentional manipulation of our stock price by existing or future stockholders;

•	short selling of our common stock or related derivative securities;

•	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;

•	the interest, or lack of interest, of the market in our business sector;

•	the interest, or lack of interest, of the market in our business sector, without regard to our financial condition or results of operations;

•	the adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure; and

•	economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

Our ability to issue Preferred Stock and common stock may significantly dilute ownership and voting power, negatively affect the price of our common stock and inhibit hostile takeovers.

Under our Articles of Incorporation, we are authorized to issue up to 10,000,000 million shares of Preferred Stock and 90,000,000 million shares of common stock without seeking stockholder approval. Any issuance of such Preferred Stock or common stock would dilute the ownership and voting power of existing holders of our common stock and may have a negative effect on the price of our common stock. The issuance of Preferred Stock without stockholder approval may also be used by management to stop or delay a change of control, or might discourage third parties from seeking a change of control of our company, even though some stockholders or potential investors may view possible takeover attempts as potentially beneficial to our stockholders.

Our common stock is a “low-priced stock” and subject to regulations that limits or restricts the potential market for our stock.

Shares of our common stock are “low-priced” or “penny stock,” resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock.  In general, a low-priced stock is an equity security that:

•	Is priced under five dollars;

•	Is not traded on a national stock exchange, such as NASDAQ or the NYSE;

•	Is issued by a company that has less than $5 million in net tangible assets (if it has been in business less than three years) or has less than $2 million in net tangible assets (if it has been in business for at least three years); and

•	Is issued by a company that has average revenues of less than $6 million for the past three years.

We believe that our common stock is presently a “penny stock.” At any time the common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

•	Certain broker-dealers who recommend penny stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.

•	Prior to executing any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers a disclosure schedule explaining the risks involved in owning penny stock, the broker-dealer’s duties to the customer, a toll-free telephone number for inquiries about the broker-dealer’s disciplinary history and the customer’s rights and remedies in case of fraud or abuse in the sale.

•	In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:

o	bid and offer price quotes and volume information;

o	the broker-dealer’s compensation for the trade;

o	the compensation received by certain salespersons for the trade;

o	monthly accounts statements; and

o	a written statement of the customer’s financial situation and investment goals.

We have never paid, and do not intend to pay in the future, dividends on our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. It is unlikely that investors will derive any current income from ownership of our stock. This means that the potential for economic gain from ownership of our stock depends on appreciation of our stock price and will only be realized by a sale of the stock at a price higher than the purchase price.

We do not have significant tangible assets that could be sold upon liquidation.

We have nominal tangible assets. As a result, if we become insolvent or otherwise must dissolve, there will be no tangible assets to liquidate and no corresponding proceeds to disburse to our shareholders. If we become insolvent or otherwise must dissolve, shareholders will likely not receive any cash proceeds on account of their shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

(a) Based on their evaluation as of September 30, 2011, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

(b)There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as follows: Effective with the Merger on July 29, 2011, new management of the Company instituted new internal controls, particularly related to the business of AllDigital, Inc.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this Item; however, certain risk factors are identified under the title "Risk Factors" as part of Part I, Item 2.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sale of equity securities that occurred during the quarter or subsequently and not previously reported:

1. On August 31, 2011 we issued a Series 2011A warrant to a consultant to purchase 20,000 shares of Company common stock at $.50 per share to a consultant for services provided. On September 20, 2011 we issued 40,000 shares of common stock to a consultant in accordance with the terms of his consultant agreement for services provided. On November 8, 2011 we issued Series 2011C warrants to purchase an aggregate of 135,000 shares of Company common stock at $.25 per share to a consultant for services provided. On October 17, 2011 we issued a Series 2011B warrant to purchase 60,000 shares of Company common stock at $.275 per share for services provided. On October 17, 2011 we issued a Series 2011A warrant to purchase 21,400 shares of Company common stock at $.50 per share to a consultant for services provided. The offer and sale of such shares of our common stock and warrants was effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) each investor was provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

2. On September 7, 2011 we granted a director an option to purchase 150,000 shares of our common stock upon his appointment to the board of directors. The options are exercisable at $.25 per share with 75,000 shares vesting on September 7, 2012, and the remaining 75,000 shares vesting on September 7, 2013, provided that the director is elected or re-elected at a shareholder meeting to continue to serve as a member of the board of directors through the 24 month period after the date of grant. The offer and sale of such option was effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) the optionee confirmed to us that the optionee was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the optionee was provided with certain disclosure materials and all other information requested with respect to our company; (d) the optionee acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

3. We have granted the following options to employees: (a) on September 21, 2011 we granted an employee 85,000 options to purchase our common stock; (b) on September 27, 2011 we granted an employee 50,000 options to purchase our common stock; (c) on October 12, 2011 we granted employees an aggregate of 400,000 options to purchase our common stock; (d) on October 26, 2011 we granted employees an aggregate of 435,000 options to purchase our common stock; and (e) on November 2, 2011 we granted employees an aggregate of 280,000 options to purchase our common stock. The exercise price for all such options is $.25 per share. Except for 102,500 of the options granted on October 26, 2001 (which vest immediately), all of such options vest 25% at the end of the first year after the date of grant, and thereafter vest monthly on a pro-rata basis over the following three-year period. The offer and sale of such options was effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each optionee confirmed to us that the optionee was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act or had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) each optionee was provided with certain disclosure materials and all other information requested with respect to our company; (d) each optionee acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

4. On September 29, 2011 we issued 42,800 shares of common stock to the former president of Aftermarket Enterprises, Inc. in accordance with the terms of a subscription conversion agreement. The shares were issued in consideration for the payment of a note payable. The offer and sale of such shares of our common stock was effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) the investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investor was provided with certain disclosure materials and all other information requested with respect to our company; (d) the investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

5. On October 25, 2011 we issued Series 2011A warrants to certain pre-merger shareholders of Aftermarket Enterprises, Inc. (now AllDigital Holdings, Inc.) to purchase an aggregate of 1,525,408 shares of Company common stock at $.50 per share. The warrants were to be issued as part of the Merger of AllDigital, Inc. and Aftermarket Enterprises, Inc., but such warrant distribution did not occur as part of the closing. The offer and sale of such option was effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, and upon Rule 506 promulgated under the Securities Act based upon the following: (a) the investors confirmed to us that the investors were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and/or had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act; and (f) a Form D was filed with the Securities and Exchange Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLDIGITAL HOLDINGS, INC.

November 14, 2011	By: /s/ Paul Summers
Date	Paul Summers,
Chief Executive Officer

November 14, 2011	By: /s/ John Walpuck
Date	John Walpuck,
Chief Financial Officer

Index

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith
1.1	Agreement and Plan of Merger dated July 29, 2011 Among AllDigital, Inc., AllDigital Acquisition Corp. and the Registrant	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 5, 2011, File No. 333-141676

3.1	Articles of Incorporation, as amended	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 26, 2011, File No. 333-141676

3.2	By-laws	Incorporated by reference from the Registration Statement on Form SB-2 filed with the SEC on March 30, 2007, File No. 333-141676

4.1	Form of Common Stock Certificate	Incorporated by reference from the Registration Statement on Form SB-2 filed with the SEC on March 30, 2007, File No. 333-141676

4.2	Form of Series 2011A Warrant	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 5, 2011, File No. 333-141676

4.3	Form of Series 2011B Warrant	Filed herewith.

4.4	Form of Series 2011C Warrant	Filed herewith.

10.1	2011 Stock Incentive Plan*	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 5, 2011, File No. 333-141676

10.2	Form of Stock Option Agreement*	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 5, 2011, File No. 333-141676

10.3	Form of Employment Agreement (Summers, Smith and Napoleon)*	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 20, 2011, File No. 333-141676

10.4	Employment Agreement with John Walpuck*	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 20, 2011, File No. 333-141676

10.5	Standard Industrial/Commercial Multi-Tenant Lease — Net (the "Lease") with Olen Commercial Realty Corp	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 24, 2011, File No. 333-141676

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

101	XBRL (eXtensible Business Reporting Language). The following materials from AllDigital Holdings, Inc's Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.	Filed herewith

* Represents a management compensation agreement.

