Form 10-K
period 2011-12-31
ALLDIGITAL HOLDINGS, INC.
filed 2012-03-30
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

ALLDIGITAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-141676	20-5354797
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

220 Technology Drive, Suite 100 Irvine, California 92618
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code : (949) 250-7340

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this Report. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

[ ] Large Accelerated Filer	[ ] Accelerated Filer

[ ] Non-accelerated Filer	[X] Smaller reporting Company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES [  ] NO [X]

The aggregate market value of the common shares held by non-affiliates of the Registrant on June 30, 2011, based upon an estimated fair market value of $0.25 per share, which was the price at which shares of common stock were sold in a private offering on July 29, 2011, was approximately $1.3 million. Shares of common stock held by each officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded.

As of March 30, 2012, the Registrant had 25,390,728 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K (this “Form 10-K”), other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected sales, costs and expenses; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of this Report, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

2

PART 1

Item 1. Business

Company Overview

Forward-Looking Statements

This Report contains statements that constitute forward-looking statements.  Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend” or “expect” or similar words.  When considering such forward-looking statements, you should keep in mind the risk factors noted in the section of this Report entitled “Risk Factors” and other cautionary statements throughout this Report.  You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect.

Throughout this Report, AllDigital Holdings, Inc. and AllDigital, Inc., as a consolidated entity, are referred to as the “Company,” “we” or “us.” To the extent we need to distinguish AllDigital Holdings, Inc. from AllDigital, Inc., we refer to AllDigital Holdings, Inc. as “AllDigital Holdings” and to AllDigital, Inc. as “AllDigital.”

Our Digital Services Business

Certain Technical Terms

In this Report, we use certain technical terms to describe our business, which terms are important to an understanding of our business, including the following:

●	“Apps” are software applications that operate on a Device, and which can act as the front-end of a remotely hosted, cloud-based Digital Service.

●	“Devices” are Internet-connected devices, including without limitation smartphones, tablet computers, desktop and laptop computers, game consoles, televisions, home theatre systems, streaming players, “smart” appliances, and digital signage.

●	“Digital Services” are remotely hosted, cloud-based software applications intended for use on, interactivity with, and the delivery of digital media to or from, one or more Devices. Examples of Digital Services including NetFlix’s Movies On-Demand, Google Maps, Pandora Radio, Amazon’s Kindle, and Facebook.

●	“Pairing” is the process of setting-up and managing the ongoing data exchange between a Digital Service and a Device. Pairing includes not only the initial process of ensuring the compatibility of the Digital Service with one or more Devices but may also include any or all of the following:

o	managing various elements of and processes related to the ongoing data exchange between a Digital Service and a Device, including Device compatibility, security, quality of service, and dynamic updates;

o	procuring and managing high-speed and scalable cloud-based storage;

o	applying real-time business rules, work flows, and processes to data assets (e.g., such as converting master video files into formats compatible with the target Device) and Digital Services (e.g., user authentication); and

o	acting as the origin for data exchange between the Digital Service and Device.

General Overview

We provide the software tools and back-end services required by providers of Digital Services to manage and optimize the ongoing Pairing of the Digital Services they offer with an increasingly diverse and complex offering of Devices. We accomplish this by enabling and maximizing the performance of the cloud-based storage, processing and transit of those Digital Services to Devices. Our business model primarily targets providers of Digital Services that need to distribute their Digital Services to a large, increasingly fragmented, and rapidly growing market of diverse Devices operating on a number of different Device platforms.

Market Opportunity

Industry analysts have predicted that, over the next few years, providers will develop several hundred thousand different Apps that enable new and innovative functionality to a growing universe of Devices and Digital Services. The makers and providers of these Apps and related Digital Services will come from a number of different market segments, including media and entertainment, enterprise, education, interactive gaming and government, and represent AllDigital’s existing and target customers.

High-definition video, broadband wireless access, the proliferation of Devices, consumer convenience and other factors are driving demand and creating new markets for Digital Services. Examples of Digital Services include watching live television on a tablet computer, ordering a pizza by using an App on a smartphone, participating in a worldwide corporate training from a home office and a group of 50 individuals, each with a separate and distinct physical location and gaming console, teaming up to execute a military campaign online.

We believe Digital Services are not only rapidly proliferating, but are becoming increasingly critical to enterprise core business applications, implemented to achieve a wide variety of objectives, driving new business models and business strategies, and changing the way our customers store and originate data and software applications. However, developing, launching and operating a successful Digital Service presents a number of complex technical and cost-related challenges for our customers. These challenges include:

●	managing various elements of and processes related to the ongoing data exchange between a Digital Service and a Device, including Device compatibility, security, quality of service and dynamic updates;

●	procuring and managing high-speed and scalable cloud-based storage;

●	applying real-time business rules, work flows and processes to data assets (e.g., such as converting master video files into formats compatible with the target Device) and Digital Services (e.g., user authentication); and

●	acting as the origin for data exchange between the Digital Service and target Device in a rapid and cost-effective manner across multiple transport partners.

As a result of these challenges and others, the investment required to develop, launch and operate a Digital Service that must be paired to multiple types of Devices can be prohibitive and/or intimidating for many of our customers. The technical complexity and differences between Devices is significant. End-users of Devices expect 24-hour per day, 365 day-per-year access to a high quality Digital Service experience with little to no downtime. The ongoing Pairing of a Digital Service to a Device frequently needs to be optimized for speed, security and scalability. Many of our customers lack the technical expertise, time and/or resources to cost-effectively distribute their Digital Services beyond a traditional Web-page experience designed for desktop computers.

Device manufacturers currently operate in a highly competitive marketplace where Devices based on many different operating systems (e.g., Apple OS-X / iOS, Windows 7 / Mobile 7, Google Android, Blackberry and others) compete for market share. Many of the operating systems powering these Devices have different or incompatible features such as user interface standards, security protocols, audio / video decoders, embedded services and screen resolutions. In addition, the complexity of operating system differences is compounded as they occur over four fundamentally different Device platforms (i.e., mobile, desktop, gaming and digital television), which causes the barriers to successfully developing, launching and operating a cross-platform Digital Service to increase significantly.

Device manufacturers today are also creating innovative capabilities embedded in Devices. For example, high-resolution digital camera chips are driving massive spikes in 2-way data traffic originating from Devices to the cloud. A single smartphone can now broadcast a live news event from a single person to millions of people within seconds. Recent patents from companies such as Apple, Inc. foresee a future where appliances, such as an air conditioning / heating system, can send and receive data for Digital Services to optimize home power and resource management. Hi-definition cameras are exchanging full screen video “chats” in living rooms across the globe using Digital Services such as Skype.

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

Industry Overview

The Internet plays a crucial role in the way business enterprises, government agencies and individuals conduct business and communicate internally and externally. The development of various Internet-based technologies has enabled fundamental and structural changes in the way Digital Services and/or Apps are published, combined, implemented, operated, broadcast and retrieved. Over the past 2-3 years, this includes the ability to originate, deliver and remotely manage the Pairing of a wide variety of Digital Services from and to various Devices and Device platforms.

We expect that the need for Digital-Service-to-Device software tools and back-end services will accelerate significantly over the next 2-3 years, which acceleration we anticipate will be driven by the convergence of the following key market dynamics:

The market for Devices is substantial and rapidly growing.

●	According to Analysys Mason, there will be approximately 16 billion Devices connected to the Internet in use by 2020.

●	According to iSuppli, global shipments of Devices capable of supporting Internet video will increase approximately 400% between 2009 and 2013, with approximately 375 million Devices dedicated to end-user entertainment shipped worldwide in 2013 alone.

●	According to Apple, Inc., more than 235 million iPhones and iPads have been sold to date; during Apple’s most recent quarter ending in December 2011, the company announced 128% unit growth of iPhone sales, 111% unit growth in iPad sales, and 73% overall revenue growth versus the quarter ending December 2010.

Digital Services are increasingly critical to enterprise core business applications, are implemented to achieve a wide variety of objectives and are rapidly proliferating.

●	According to Ernst & Young, 75% of the top 100 media and entertainment companies are anticipating significant revenue gains from Digital Services offered for Devices.

●	Netflix reported that its membership base now watches more hours of Internet-based video on Devices than DVD-based video through its traditional U.S. mail service (November 2010); as of the period ending December 31, 2011, Netflix’ Internet-based video streaming service in the U.S., Canada, Latin America, and United Kingdom has grown to nearly 23 million subscribers; Internet-based video services are now available on more than 30 different Device platforms in the U.S.

We expect that Digital Services will continue to proliferate as media and entertainment companies, individual media brands, commercial enterprises, government agencies and entrepreneurs continue to develop and launch a wide variety of Digital Services.

To date, our target customers have attempted to address Digital-Service-to-Device implementations through various custom software development projects with companies like AllDigital or the establishment of new internal departments (i.e., cost centers). These approaches, however, generally do not address a series of specialized technical requirements related to the cloud-based storage, processing and transit of Digital Services to one or more Devices. These approaches also do not harness cost efficiencies, economies of scale and performance benefits related to working with a vendor dedicated to providing a series of software tools and back-end services designed to manage the distribution of Digital Services to one or more Devices for numerous clients.

We believe these requirements and considerations must be addressed for Digital Service providers to successfully develop and deploy Digital Services that are critical to their core business applications. We also believe the growth of the Digital Services market will not be sustainable without the creation of third party service providers that offer to market players the software tools and back-end services necessary to the ongoing Pairing of reliable, secure and high-speed Digital Services to various Devices and Device platforms.

Target Market Segments

We have targeted several industry segments that we believe to be responsive to a comprehensive offering of software tools and back-end services dedicated to Digital-Service-to-Device market opportunities and Apps. Our business strategy is to provide the tools and services that enable our target customers to distribute a wide range of Digital Services to a wide variety of Devices without requiring significant in-house technical resources.

Adoption of Digital-Service-to-Device business models and Apps has seen significant growth in recent years among our target customers, in part because media and entertainment companies, individual media brands, social networking sites and communication companies are typically the earliest adopters of such new technologies. We are not only targeting new market opportunities, but also are attempting to capture the outsourcing of Digital-Service-to-Device implementations by early adopters. We believe that our product and services offerings can provide significant performance improvements, cost efficiencies and the ability to Pair Digital Services with a greater number and type of Devices when compared to earlier distribution models.

Examples of targeted industry segments include:

Media Content and Service. There are a number of companies of various sizes with media content, online services and/or other application needs that can be distributed to Devices by means of Digital Services. Examples include:

Media and Entertainment: This sub-segment includes movie studios, filmmakers, news broadcasters, talk-show hosts, sports broadcasters and communications services providers. Targeted media brands in this sub-segment generally require a broad range of software tools and back-end services for securely originating, transporting and selling their media content to Devices via Digital Service offerings. They generally also require assistance with generating revenues from media distribution, increasing audience size, gathering market data, payment processing, providing dynamic updates and managing digital rights, including security.

Social Networking: Some of the most popular Digital-Service-to-Device applications are popular established brands such as Facebook, MySpace, Match.com and Twitter. Each of these popular established brands are continuously evolving their Digital-Service-to-Device applications to include: (a) the integration and “on-boarding” of partner Digital Services; (b) the expansion of their Digital Service-based business models for both recurring and event-based purposes, and; (c) expanding their reach and footprint to additional Devices. Additionally, there are many smaller and more vertical social networking websites that could be converted to either a mobile and/or digital television experience via a Digital Service supported by the software tools and back-end services we offer.

Music and Radio: Radio stations and musicians benefit from increasing the distribution of their content. Through Internet-based broadcasting or streaming of their programming content, they can increase the size of their potential listening audience to a variety of Internet-connected Devices and into areas not reachable by their conventional broadcast signal, effectively allowing their content to be available to a much larger and more diverse audience. There are a growing number of online radio stations and services utilizing Digital Services to reach various Devices, such as Pandora Radio and other similar websites.

Education: Community colleges, universities and other educational organizations can expand upon current course offerings with live or recorded audio and video webcasting. Many of these institutions are already equipped with broadband access and have an Internet savvy student population. Internet broadcasting allows educational institutions to give students and teachers access to classes whenever and wherever they want. Dedicated online services that enable teaching to those who are remotely located or physically disabled (such as an Amazon “Kindle” for education) could benefit greatly from our products and services. For example, using our publishing features, educators could use our platform to bring much needed revenue to their learning institutions.

Interactive Gaming: Interactive gaming has become increasingly popular, with many new computer games offering online functionality that enables players to interact with other players, play against other players over the Internet, or stream or download new scenes or worlds for their games. This includes the availability of games on a growing number of Device platforms. Examples include some of the most popular games currently on the market, such as Call of Duty: Black Ops and World of Warcraft. Call of Duty is available via Microsoft’s Xbox and Sony’s PS3 gaming consoles, as well as various PC desktop Devices and tablets such as Apple’s iPad. World of Warcraft is available via Mac and various PC Devices.

Enterprise/Government. While consumer adoption of Digital-Service-to-Device business models and applications has already seen significant growth, many corporations and government agencies appear to be at the early stages of a similar paradigm shift. For example, companies are seeking new and creative ways to cut travel costs by offering live and secure corporate training to Devices such as the Apple iPad. Corporate communications such as presentations, public relations campaigns, quarterly earnings reports or company news, are also increasingly frequently being delivered broadly to and managed through multiple Devices. Secure voting and polling among international employees is another example of an enterprise Pairing a Digital Service with more than one Device. As companies develop and launch unique and successful Digital Services, we expect that this target market will provide significant growth opportunities. Government agencies frequently have time and cost saving requirements such as streaming military training and news videos to military bases and troop deployments globally.

Hardware Manufacturers. Hardware manufacturers produce a broad spectrum of products that target both business and consumer markets. Examples of products by category include large public displays, digital signage (e.g., dynamic menus at fast food restaurants), medical devices, robotics and artificial intelligence, business and home security, “smart” appliances, resource conservation, business and home automation, toys and consumer electronics. As products such as the iPhone continue to demonstrate new and unique capabilities through a wide array of innovative Apps being developed and made available for download from Apple’s App Store, we believe that a similar evolution and economic ecosystem will occur with Devices outside of traditional consumer electronics.

Products and Services

We provide the software data management tools, back-end services and professional services required to facilitate and manage the Pairing of Digital Services to Devices.

The core of our solution is our Media i/o platform, which enables, and maximizes the performance of, the cloud-based storage, processing and transit of Digital Services to a Device. We have developed a pilot version of, and are in the process of developing the production version of, our Media i/o proprietary software platform and related applications to manage customer Digital Services and related data files, media libraries, and other digital assets in third party data center(s). Our software platform is designed to control and integrate the hardware, software and transit services required to Pair a Digital Service to a Device.

Additionally, our customers can also purchase the individual Digital-Service-to-Device elements that Media i/o supports, such as Media i/o Cloud-Storage, Media i/o Cloud-Processing and Media i/o Origin Transit Services.

We typically charge Media i/o platform management fees, as well as monthly recurring charges for our back-end storage, processing, origin transit, and maintenance and support services. Storage, processing, and origin transit fees are typically billed based on a minimum commitment plus actual usage basis, and the term of customer contracts currently vary. Non-recurring revenues typically come from licensing reference designs and custom “on-boarding” services such as technical consulting, custom App and/or Digital Service development and general setup and testing costs to prepare a Digital Service for launch and distribution to one or more Devices.

Since AllDigital’s inception, many of its customers have specific requirements or a specific concept to develop and manage the Pairing of a Digital Service to one or more Devices. Other customers, including large enterprises and government agencies, began with only a general concept to distribute their digital media assets; such customers required professional services support in conjunction with the development, launch and operation of their Digital Services.

Media i/o Platform

As demand increases from Devices requesting cloud-based sources of data and data processing, there are a number of technical and cost challenges for our customers. Those challenges include the expectation that Digital Services are always available with little to no downtime and the exchange of data between a Device and Digital Service operate at a high speed and optimized manner with as little latency as possible. Additionally, issues such as data security related to multiple Devices require specialized technology and expertise. Many of our existing or prospective customers also require the application and optimization of specific business rules and work flows to their Digital Service across multiple Devices.

Our Media i/o platform addresses a number of these challenges. For example, we offer a Quality of Service manager that provides real time monitoring of remote Digital Services with feedback to our technical support as well as the customer’s support team.

The current roadmap for our Media i/o platform includes the development of a virtual “Control Panel” for our customers. Through the Control Panel, we anticipate that our customers will be able to remotely manage their Digital Services, receive real time event reporting, manage their media assets (upload, store, and manage media files), receive back office functions such as billing / reporting, define and implement digital rights management protections and apply business rules such as limiting the distribution or access to data based on geo-location restrictions. In some cases, our customers may wish to manage many of these Media i/o features on their own, or they may prefer to pay us to manage these functions as a professional service.

Media i/o Cloud-Storage

Our Media i/o Cloud-Storage platform is based on the “cloud storage” methodology where data is stored on multiple servers (located in one or more data centers) typically shared by more than one customer. Our customers buy or lease storage capacity from AllDigital and use it for their unique storage needs related to exchanging data from a Digital Service to a Device. Media i/o, operating in the background as a back-end service, allocates resources according to the requirements of the Digital Service and presents them as storage volumes where files or data objects are stored. Media i/o Cloud Storage may be accessed through a Web service application programming interface (API), or through a Web-based user interface.

Media i/o Cloud Computing

Cloud computing is Internet-based computing, whereby shared resources, software and data are provided to computers and other Devices on demand. Typical cloud computing services deliver common business applications online that are accessed from another Web service or software like a Web browser, while the software and data are stored on cloud-based servers.

In order to provide services such as transcoding of digital media (e.g., convert a master file into a format compatible for a specific Device), we provide cloud-computing assets on the same network as our cloud-storage platform. The advantage of this model is to provide our customers a low latency, simple and cost-effective platform to execute business rules or run their Digital Service. Another advantage is that common applications and services such as Quality of Service monitoring that are required to run or Pair a Digital-Service-to-Device business model can be made into a repeatable process.

Media i/o Origin Transit

Internet transit is the service of allowing network traffic to cross or “transit” a computer network, usually used to connect a smaller Internet Service Provider (“ISP”) to the larger Internet. Our transit model focuses on optimizing the two-way delivery of data to (and from) a connected Device. Customers (or Devices) can send a single transit of data (e.g., a large file) to our storage platform. We refer to that transit as the “ingress” of data. Once the data is stored or prepared for targeted or widespread delivery over the Internet to one or more content delivery networks (“CDNs”), ISPs, or other transport models, we “egress” (or send) the data to these upstream partners. We provide a virtual “staging” area for data that is being exchanged between a Digital Service and Device. That data is then exchanged with our customer’s ISP or CDN.

As end-user demand increases for data intensive Digital Services (e.g., hi-definition video distribution), certain ISPs are demanding extra fees from Digital Service providers for access to their network to offset the cost of providing massive spikes of data to their subscribers. Our Media i/o Origin Transit models allows our customers to send data intensive files once to the ISP as opposed to millions of ISP subscribers potentially downloading the same file directly from the Digital Service provider. The ISP can then distribute the file multiple times to their subscribers at a far lower cost of delivery and distribution since they generally own their own network.

Professional Services

Many of our customers have specific requirements or a specific concept to develop and manage the Pairing of a Digital Service to one or more Devices. Other customers, including large enterprises and government agencies, began with only a general concept to distribute their digital media assets and such customers required professional services support in conjunction with the development, launch and operation of their Digital Services. We typically provide “on-boarding” services such as technical consulting, custom App and/or Digital Service development, App and/or Digital Service integration with partner Digital Services, and the provisioning and configuration of the tools and services required to prepare a scalable Digital Service for launch and distribution to one or more Devices.

Sales and Marketing

AllDigital has provided services to a variety of marquis media and entertainment, enterprise, public sector and digital media services customers since AllDigital began operations in August 2009. All of AllDigital’s customers to date, through its earliest stages of operations, have been a result of direct sales, word of mouth or partner referrals.

To attract customers going forward, we have formulated, but not implemented, a marketing strategy that employs multiple channels to get our message out to likely users of our services. These channels include highly scalable online marketing, direct business development among the target market segments, advertising through highly targeted print and electronic media, recruitment of resellers, adoption into OEM software such as content management system offerings and authoring tools, bundling and referral arrangements with industry partners that offer complementary products and services, and participation in trade shows, seminars and other educational forums directed to content providers.

Our business will primarily depend on aggressive business development efforts. This will require a persistent and sustained effort to maintain relationships and communication lines with the key decision makers at our target customers.

Competition

The Digital Media Stack

The process of transferring data to and from a Device generally involves the origin, management, transport and delivery of that data through a distribution process. The major components of the data distribution process are collectively referred to as the digital media “stack.” Data may originate from a Digital Service or a Device, and that data must be routed over the Internet. Our customers require a place to store, run and manage their Digital Service. They require a method to transport data to and from the Devices that they support. Our customers also frequently require support in the form of technical services, including software development to manage the ongoing Pairing of their Digital Service to one or more Devices.

Examples of companies that provide services related to, or operating within, the digital media stack include ISPs, CDNs, content management systems (“CMSs”), utility computing providers, systems integrators and vertical solutions providers.

An ISP is a company that offers access to the Internet. The ISP connects to its customers using a data transmission technology appropriate for delivering Internet Protocol data over dial-up, DSL, cable modem, wireless or dedicated high-speed connections. Examples include: AT&T, Quest and Verizon.

A CDN is a system of computers containing copies of data, placed at various points in a network so as to maximize bandwidth for access to the data from clients throughout the network. A client accesses a copy of the data near to the client, as opposed to all clients accessing the same central server, to avoid bottlenecks near that server. Content types include web objects, download-able objects (media files, software, documents), applications, real time media streams and other components of Internet delivery (DNS, routes, and database queries). Examples include: Akamai, Level 3 Communications and Limelight Networks.

CMS companies typically provide website authoring and administration tools designed to allow users to manage their media assets (such as hi-definition video files) prior to distribution over the Internet or other content delivery mechanisms. Examples include: Brightcove, Kaltura and Ooyala.

Utility computing companies provide cloud-based services such as data storage and processing. Examples include 3Par, Amazon and IBM. These companies typically focus on providing “raw” storage and processing capacity without integration or functionality to a specific industry requirement such as Pairing a Digital Service to one or more Devices.

A systems integrator is a person or company that specializes in bringing together component subsystems into a whole and ensuring that those subsystems function together efficiently to achieve their intended objectives. Systems integrators work within and across a wide variety of industries, applications, and subsystems, and typically target as their customers Fortune 500 companies, major media brands, as well as hardware and Device manufacturers. Examples of large systems integrators include: IBM, PWC, EDS and Accenture.

Vertical solution providers are typically smaller companies that provide individual or multiple technical solutions targeted towards customer support, field services or mobile environments.

Our Competitors

AllDigital’s core business, offering a comprehensive series of software data management tools and back-end services dedicated to the management and ongoing Pairing of a Digital Service with one or more Devices, is an evolving business model, and we are not aware of any direct competitors providing our comprehensive offering; however, various aspects of AllDigital’s product and service offering are provided by numerous other companies in the digital media “stack.” For example, a CMS platform may provide tools for managing the distribution of video files, which overlaps with a subcomponent of our Pairing services. CMS providers now also offer certain professional services and digital media to device solutions that directly compete with certain of AllDigital’s offerings. A CDN may be our partner, hosting video files or other data in various data centers for a mutual client, but that CDN may also provide professional services that include ensuring the compatibility of a Digital Services with a Device, which overlaps with a subcomponent of our product offering. We also compete with certain vertical solution providers and system integrators that provide individual implementations of a Digital Service to a Device.

Dependence on Certain Customers

AllDigital has served and/or is actively serving a variety of marquis media and entertainment, enterprise, public sector, and digital media services customers since it began operations in August of 2009. As of December 31, 2011, we had 10 direct customers. We also act as sub-contractors for certain of these customers, servicing 37 accounts. Through the year ending December 31, 2011, AllDigital’s three largest billing relationships accounted for approximately 74% of its total billings. Rogers Communications accounted for 35%, C2 Hosting accounted for 28%, and Ooyala accounted for 11%.

Intellectual Property

We depend on our ability to develop and maintain the proprietary aspects of our technology. We also seek to protect our copyrights, trade secrets and other proprietary information through a combination of contractual provisions, confidentiality procedures and common law copyright and trademark principles.

We have not sought or obtained registered copyright or patent protection for any of our intellectual property. We have applied for federal registration of certain trademarks in order to develop a trademark portfolio and protect our brand. Two applications related to the registration of the word mark for ALLDIGITAL were filed on October 16, 2009. As of April 2011, both of our applications were approved as registered marks. We plan to explore applying for additional trademarks in 2012.

We believe that elements of our existing Media i/o platform and certain new technologies under development may have patent potential. As we raise additional capital, we expect to investigate such potential, and if appropriate, commence a provisional patent application filing process.

Government Regulation

Other than business license requirements, laws and regulations applicable to substantially all business entities in the jurisdictions in which we operate, we do not need any material government approvals in connection with our businesses and are not subject to material government regulation.

Research and Development

AllDigital did not spend material amounts on research and development during the fiscal years ending December 31, 2011 and 2010.

Environmental Laws

We do not use hazardous substances in our operations and have not incurred, and do not expect to incur, material costs associated with compliance with environmental laws at the federal, state and local levels.

Employees

We have eighteen full time employees, including our four-person executive management team identified below, one part-time employee, and two part-time interns.  None of our employees are represented under a collective bargaining agreement.

Corporate History

Aftermarket Enterprises, Inc. was incorporated in August 2006 in the State of Nevada. We changed its name to “AllDigital Holdings, Inc.” in August 2011.

AllDigital, Inc. was incorporated in the August 2009 in the State of California.

On July 29, 2011, AllDigital Inc. merged with and into a subsidiary of AllDigital Holdings and became a wholly-owned subsidiary of AllDigital Holdings. Shares issued in the transaction constituted approximately 74% of the outstanding shares of common stock post-closing, and the officers and directors of AllDigital became the officers and directors of AllDigital Holdings.

Item 1A. Risk Factors

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

We are in an early stage of operations and may be unable to generate significant revenue in the future.

AllDigital was incorporated in 2009. It has been operating for only a limited period of time. We may be unable to expand revenue at the rate anticipated. If we do not generate significant revenue in the future, or if costs of expansion and operation exceed revenues, we will not be profitable. We may be unable to execute our business plan, generate significant revenue or significant profits.

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

We have a limited operating history, and as such, investors have no meaningful track record by which to evaluate our future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets. We may be unable to accomplish any of the following, which would materially impact our ability to implement our business plan:

●	establishing and maintaining broad market acceptance of our products, services and platform, and converting that acceptance into direct and indirect sources of revenue;

●	establishing and maintaining adoption of our technology on a wide variety of Devices and Device platforms;

●	timely and successfully developing new products, services, service and platform features, and increasing the functionality and features of our existing products, services, platform and technology;

●	developing products and services that result in a high degree of customer satisfaction and a high level of end-customer usage;

●	successfully responding to competition, including competition from emerging technologies and solutions;

●	developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our products, services, platform and technology; and

●	identifying, attracting and retaining talented technical and creative services staff at reasonable market compensation rates in the markets in which we employ.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully accomplish these tasks, our business will be harmed.

Because of our early stage of operations and limited resources, we may not have in place various processes and protections common to more mature companies and may be more susceptible to adverse events.

We are in an early stage of operations and have limited resources. As a result, we may not have in place systems, processes and protections that many of our competitors have or that may be essential to protect against various risks. For example, we have in place only limited resources and processes addressing human resources, timekeeping, data protection, business continuity, personnel redundancy, and knowledge institutionalization concerns. As a result, we are at risk that one or more adverse events in these and other areas may materially harm our business, balance sheet, revenues, expenses or prospects.

We will be unable to implement our business plan if we cannot raise sufficient capital and may be required to pay a high price for capital.

We had cash of $ 998,853 and net working capital of $657,005 as of December 31, 2011. Nevertheless, we will need to obtain additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

●	the availability and cost of capital generally;

●	our financial results;

●	the experience and reputation of our management team;

●	market interest, or lack of interest, in our industry and business plan;

●	the trading volume of, and volatility in, the market for our common stock;

●	our ongoing success, or failure, in executing our business plan;

●	the amount of our capital needs; and

●	the amount of debt, options, warrants, and convertible securities we have outstanding.

We may be unable to meet our current or future obligations or to adequately exploit existing or future opportunities if we cannot raise sufficient capital. If we are unable to obtain capital for an extended period of time, we may be forced to discontinue operations.

We do not currently have a full production version of our Media i/o platform and certain related products and services in commercial operation.

To date, we have only designed, developed, tested and operated a pilot version and an interim production version of our Media i/o platform. We have not yet developed, tested and/or operated the full production version of our Media i/o platform and certain related products and services in full commercial operation, and may be unable to do so. In addition, once developed and tested, our Media i/o platform and certain related products and services may fail when placed into commercial use, which would significantly harm our results of operations and financial condition.

The platform architecture and data tracking technology underlying our products and services is complex and may contain unknown errors in design or implementation that could result in incorrect billings to our customers.

The platform architecture and data tracking technology underlying our products and services is complex and includes software and code used to generate customer invoices. This software and code is either developed internally or licensed from third parties. Any of the system architecture, system administration, software or code may contain errors, or may be implemented or interpreted incorrectly, particularly when they are first introduced or when new versions or enhancements to our tools and services are released. In addition, with respect to certain usage-based billing, the data used to bill the customer for usage is an estimate, based upon complex formulas or algorithms. We or the customer may subsequently believe that such formulas or algorithms overstate or understate actual usage. In any such case, a design or application error could cause overbilling or under-billing of our customers, which may:

●	adversely impact our relationship with those customers and others, possibly leading to a loss of affected and unaffected customers;

●	lead to billing disputes and related legal fees, and diversion of management resources;

●	increase our costs related to product development; and/or

●	adversely affect our revenues and expenses, either prospectively or retrospectively, potentially requiring restatement of financial statements.

Our continued growth could be adversely affected by the loss of several key customers.

Through the year ending December 31, 2011, AllDigital’s three largest billing relationships accounted for approximately 74% of its total billings. Our agreements with many of these key customers and/or partners expire in any given year unless renewed by the customer and/or partner, are terminable at any time upon short-term notice, or are otherwise generally terminable during 2012. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products and services could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

We are dependent upon key personnel who may leave at any time and may be unable to attract qualified personnel in the future.

We are highly dependent upon a small number of senior executives and other members of management to work effectively as a team, to execute our business strategy and business plan, and to manage our employees, independent contractors, consultants and vendors. Certain of our senior executives have limited public company experience. Any of our senior executives, managers and employees can terminate his or her employment relationship at any time, and the loss of the services of such individuals could have a material adverse effect on our ability to execute our business plan and otherwise have a material adverse effect on our business, financial condition and results of operations.

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

Our proposed plan of operation and prospects will depend largely upon our ability to successfully establish a large market presence in a timely fashion, retain and continue to hire skilled management, technical, marketing and other personnel, and attract and retain significant numbers of corporate and other enterprise customers and quality business partners. We have limited experience in commercializing our products, services, and platform in the manner contemplated by our business model and plans, and there is limited information available concerning the potential performance or market acceptance of our products, services, and platform. There can be no assurance that we will be able to successfully implement our business plan and model, or develop or maintain future business relationships, or that unanticipated expenses, problems or technical difficulties which would result in material delays in implementation will not occur.

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

Because our products and services are complex and are deployed in complex environments, they may have errors or defects that could seriously harm our business.

Our products and services are highly complex and are designed for deployment in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our products and/or services or problems with the integrated services provided by content delivery networks and others. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software in a timely manner. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified, or if there are unidentified errors that allow persons to improperly access our products and/or services, we could experience loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers.

We may have insufficient transmission and server capacity, which could result in interruptions in our products and/or services and loss of revenues.

Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. In addition, our distributed network must be sufficiently robust to handle all of our customers’ web-traffic, particularly in the event of unexpected surges in high-definition video traffic. We believe that, absent extraordinary circumstances, we have access to adequate capacity to provide our products and/or services; however, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes or network providers going out of business. Any failure of these network providers to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers, leading to an immediate decline in revenue and possible additional decline in revenue as a result of subsequent customer losses.

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

We may, as part of our ongoing business strategy, make significant investments in research and development. We believe an investment in the research and development of new technologies could significantly improve our platform and services over the medium and long-term. However, such activities may lead to no product or platform improvements or additional revenue and may represent a significant distraction from our ongoing business activities.

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

As part of our growth strategy we expect to enter into transactions to acquire companies or a substantial portion of their assets, or to combine our business with theirs. These acquisitions or business combinations involve numerous risks, including each of the following:

●	that the combined entity will not perform as well as the separate businesses performed prior to the transaction;

●	that anticipated cost savings, cross-marketing to new customers or other anticipated synergies will not be achieved;

●	that management resources will be diverted towards negotiating and effecting the acquisition and then integrating the operations and personnel of the acquired business, instead of focusing on our existing business plan and operations;

●	that the stock and/or other consideration paid in the transaction will exceed the value of the assets or business acquired;

●	that the use of cash as consideration for the transaction will reduce cash that may be needed for operations below necessary levels;

●	that we may be assuming potential unknown liabilities of the acquired business; and

●	that if we do not consummate such a transaction, we will have expended substantial costs and resources without achieving the anticipated benefit.

Acquisitions or business combinations (or attempted transactions) could have an adverse, rather than a positive, effect on our business, operations and financial results for the reasons set forth above or otherwise.

The markets in which we operate are rapidly emerging, and we may be unable to compete successfully against existing or future competitors to our business.

The market in which we operate is becoming increasingly competitive. Our current competitors generally include integrators and vertical solution providers who develop single implementations of content and related Digital Services to a single Internet-connected Device platform. They do not offer the series of products, services, solutions and/or platform dedicated to the Pairing of Digital Services to one or more Devices provided by us. However, integrators and vertical solution providers may be able to develop a comparable or superior series of products, services, solutions and/or platform that provide a similar or more robust set of features and functionality than the products, services, solutions and/or platform we offer. Our future competitors may also include CDN providers, CMS companies, hosting, utility computing and related service providers who may be able to offer a subset of the specialized storage, origin transit, and data processing services required to enable the distribution of content and related Digital Services to one or more Devices. Other future competitors may also include established media companies and essentially any other participant in the Internet industry.

Many of these current and potential future competitors have a longer operating history in their current respective business areas and greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Existing and potential competitors with an extended operating history, even if not directly related to our business, have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as unproven. In addition, our existing and potential future competitors may be able to use their extensive resources:

●	to develop and deploy new products, services, and solutions more quickly and effectively than we can;

●	to develop, improve and expand their platforms and related infrastructures more quickly than we can;

●	to reduce costs, particularly transport, storage and processing costs, because of discounts associated with large volume purchases;

●	to offer less expensive products and services as a result of a lower cost structure, greater capital reserves or otherwise;

●	to adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;

●	to offer bundles of related products, services, and solutions that we are unable to offer;

●	to take advantage of acquisition and other opportunities more readily; and

●	to devote greater resources to the marketing and sales of their products, services, solutions and platform.

If we are unable to compete effectively in our various markets, or if competitive pressures place downward pressure on the prices at which we offer our products, services, and solutions our business, financial condition and results of operations will suffer.

Our platform, services and underlying infrastructure subject us to potential liability from system failure and security risks.

Our operations are dependent upon our ability to protect our platform, products, services, solutions and underlying infrastructure against interruptions, damages, intrusion and other events that may adversely affect our ability to provide products and services to our customers (on a short-term or long-term basis). Any interruption in service caused by damage, intrusion or otherwise, may lead to loss of customers, lawsuits, contingent liabilities and harm to our reputation.

We operate pursuant to a business-to-business model, and therefore we normally do not handle large volumes of personally identifiable information (such as employee data, customer data, data that our customers collect from their customers, and information regulated by the Health Insurance Portability and Accountability Act of 1996) for our customers. However, the nature of some of our products and services require us to have access to such confidential information. Unauthorized access to our platform and underlying infrastructure, including certain servers, for example, may jeopardize the security of confidential information stored in our computer systems and our customers’ computer systems, which may result in liability to our customers and also may deter potential customers

Our business operations are susceptible to interruptions caused by events beyond our control.

Our business operations are susceptible to interruptions caused by events beyond our control. We are vulnerable to the following potential problems, among others:

●	Our platform, products, services, solutions and underlying infrastructure, or that of our key suppliers, may be damaged or destroyed by events beyond our control, such as fires, earthquakes, floods, power outages or telecommunications failures. Our operations are particularly susceptible to interruption from any of the foregoing because many of our servers and much of our infrastructure is located in Southern California, which is prone to the occurrence of the foregoing events.

●	We and our customers and/or partners may experience interruptions in service as a result of the accidental or malicious actions of Internet users, hackers or current or former employees.

●	We may face liability for transmitting viruses to third parties that damage or impair their access to computer networks, programs, data or information. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers.

●	Failure of our systems or those of our suppliers may disrupt service to our customers (and from our customers to their customers), which could materially impact our operations (and the operations of our customers), adversely affect our relationships with our customers and lead to lawsuits and contingent liability.

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

Our articles of incorporation and bylaws have provisions designed to limit liability of our officers and directors to the company and its shareholders with respect to any errors of judgment committed by our officers and directors. This likely will limit the recourse that the shareholders might otherwise have against our management in the event of its mismanagement of the company. Corporate documents and employment agreements between the company and each of its executive officers require that the company indemnify our officers and directors to the maximum extent permitted by law. As of the date of this Report, we do have officers and directors’ liability insurance.

Risks Related to Our Intellectual Property

If the protection of our intellectual property is inadequate, our competitors may gain access to our technology, and our business may suffer.

We depend on our ability to develop and maintain certain proprietary aspects of our products, services, solutions, and platform. To protect these proprietary products, services, solutions and platform, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets and common law copyright and trademark principles. Adequate protection of our intellectual property is subject to the following risks:

●	We have not applied for a copyright registration or patents with respect to our proprietary rights, and the common law associated with copyrights and trade secrets affords limited, if any, protection.

●	Our claims of proprietary ownership (and related common law copyright assertions) may be challenged or otherwise fail to provide us with the ability to prevent others from copying our technology.

●	Our existing trademarks or any future trademarks may be canceled or otherwise fail to provide meaningful protection.

●	The validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

Despite our efforts to protect our proprietary products, services, solutions and platform, unauthorized parties may attempt to copy, obtain or use certain aspects of it for their own benefit or for purposes of damaging our business or reputation. Policing unauthorized use of our products and services is difficult, and although we are unable to determine the extent to which piracy of our products and services exists, we expect software piracy to be an ongoing problem.

Third party claims that we infringe upon their intellectual property rights could be costly to defend and/or settle.

Litigation regarding intellectual property rights is common in the digital broadcasting and related industries. We expect that such technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry grows and the functionality of products and services in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property that we developed ourselves, use or license from third parties. Third parties may bring claims of infringement against us, which may be with or without merit. We could be required, as a result of an intellectual property dispute, to do one or more of the following:

●	cease selling, incorporating or using services or products that rely upon the disputed intellectual property;

●	obtain from the holder of the intellectual property a license to sell or use the disputed intellectual property, which license may not be available on terms acceptable to us;

●	redesign services or products, portions of services or products, that incorporate disputed intellectual property;

●	pay significant amounts to settle a third party dispute; and/or

●	pay monetary damages to the third party adjudged to be the rightful holder of the intellectual property right.

The occurrence of any of these events could result in substantial costs and diversion of resources or could severely limit the products and/or services we offer, which may seriously harm our business, operating results and financial condition.

In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our products, services, solutions or platform infringe upon the intellectual property rights of others. We could incur substantial costs in defending our customers against infringement claims and ultimately be required to pay substantial monetary damages attributable to the indemnification of our customers in the event of a successful claim of infringement against us or them.

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

The market for the distribution of content and Pairing of Digital Services to Devices is relatively new and evolving. As a result, we cannot be certain that a viable market for our products and services will be sustainable. Factors that may inhibit the growth of this market include:

●	Our customers may limit their distribution of content and related Digital Services over the Internet because of issues related to protection of copyrights, royalty payments to artists and publishers, illegal copying and distribution of data and other intellectual property rights issues.

●	Congestion of data networks, or consumer reluctance to purchase high-speed connectivity for their Device, may limit the growth of the distribution of content and related Digital Services to Devices.

●	Consumers may determine not to view or access Digital Services on their Devices because of, among other factors, poor reception of the broadcast or other delivery of the services, or the creation or expansion of competing technologies, that provide a similar service at lower cost or with better features.

●	New laws and regulations may negatively affect consumers’ and businesses’ use of the Internet or Devices, thereby reducing demand.

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

Our executive officers and directors beneficially own approximately 73% of our outstanding common stock. These executive officers and directors effectively control all matters requiring approval by the shareholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, and the election of directors. This concentration of ownership may also delay, defer or prevent a change in control and otherwise prevent shareholders other than our affiliates from influencing our direction and future.

Our common stock is quoted on the OTC Bulletin Board, but there is currently only sporadic trading, and even if trading volume increases, it is likely to be limited, and prices are likely to be subject to manipulation.

Our common stock is quoted on the OTC Bulletin board, but there is currently only sporadic trading in our common stock. If trading volume increases, the volume of trading in our common stock is expected to be limited and dominated by a few individuals. In addition, many brokerages are refusing to trade in, or implement substantial restrictions on trading in, stocks that are not listed on an SEC-registered exchange. The limited volume, and trading restrictions, can make the price of our common stock subject to manipulation by one or more stockholders if trading commences and will significantly limit the number of shares that one can purchase or sell in a short period of time. An investor may find it difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market, if one develops.

We are subject to various regulatory regimes, and may be adversely affected by inquiries, investigations and allegations that we have not complied with governing rules and laws.

In light of our status as a public company and the early stage of our business, we are subject to a variety of laws and regulatory regimes in addition to those applicable to all businesses generally.  For example, we are subject to the reporting requirements applicable to United States reporting issuers, such as the Sarbanes-Oxley Act of 2002, and certain state and provincial securities laws. In addition, because we are in an early stage of operations and intend on issuing securities to raise capital and use acquisitions for growth, our actions will be governed by state and federal securities laws and laws governing acquisitions, which are complex. In connection with such laws, we may be subject to periodic audits, inquiries and investigations.  Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect the execution of our business plan.

Through such audits, inquiries and investigations, we or a regulator may determine that we are out of compliance with one or more governing rules or laws.  Remedying such non-compliance diverts additional financial and human resources.  In addition, in the future, we may be subject to a formal charge or determination that we have materially violated a governing law, rule or regulation. We may also be subject to lawsuits as a result of alleged violation of the securities laws or governing corporate laws.  Any charge or allegation, and particularly any determination, that we had materially violated a governing law would harm our ability to enter into business relationships, recruit qualified officers and employees and raise capital.

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

The market prices of securities of other smaller companies tend to be highly volatile. If a market develops for our common stock, of which there can be no assurance, our stock price may change dramatically as the result of announcements of our quarterly results, the rate of our expansion, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

●	intentional manipulation of our stock price by existing or future stockholders;

●	short selling of our common stock or related derivative securities;

●	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;

●	the interest, or lack of interest, of the market in our business sector, without regard to our financial condition or results of operations;

●	the adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure; and

●	economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

Our ability to issue Preferred Stock and common stock may significantly dilute ownership and voting power, negatively affect the price of our common stock and inhibit hostile takeovers.

Under our Articles of Incorporation, we are authorized to issue up to 10,000,000 shares of Preferred Stock and 90,000,000 shares of common stock without seeking stockholder approval. Any issuance of such Preferred Stock or common stock would dilute the ownership and voting power of existing holders of our common stock and may have a negative effect on the price of our common stock. The issuance of Preferred Stock without stockholder approval may also be used by management to stop or delay a change of control, or might discourage third parties from seeking a change of control of our company, even though some stockholders or potential investors may view possible takeover attempts as potentially beneficial to our stockholders.

Our common stock is a “low-priced stock” and subject to regulations that limits or restricts the potential market for our stock.

Shares of our common stock are “low-priced” or “penny stock,” resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a low-priced stock is an equity security that:

●	Is priced under five dollars;

●	Is not traded on a national stock exchange, such as NASDAQ or the NYSE;

●	Is issued by a company that has less than $5 million in net tangible assets (if it has been in business less than three years) or has less than $2 million in net tangible assets (if it has been in business for at least three years); and

●	Is issued by a company that has average revenues of less than $6 million for the past three years.

We believe that our common stock is presently a “penny stock.” At any time the common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

●	Certain broker-dealers who recommend penny stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.

●	Prior to executing any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers a disclosure schedule explaining the risks involved in owning penny stock, the broker-dealer’s duties to the customer, a toll-free telephone number for inquiries about the broker-dealer’s disciplinary history and the customer’s rights and remedies in case of fraud or abuse in the sale.

●	In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:

●	bid and offer price quotes and volume information;

●	the broker-dealer’s compensation for the trade;

●	the compensation received by certain salespersons for the trade;

●	monthly accounts statements; and

●	a written statement of the customer’s financial situation and investment goals.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

Our corporate headquarters is located in Irvine, California in a leased facility of approximately 7,269 square feet. This facility contains all of our operations, including sales and marketing, finance, administration, and project development. The facility is leased under a non-cancelable operating lease agreement expiring December 31, 2014. Pursuant to the terms of the lease, monthly rent paid will be $10,297 in year one, $10,504 in year two, and $10,717 in year three.

We believe this facility is adequate for our anticipated business purposes for the foreseeable future. We have leased servers in colocation facilities in Miami, Florida and Irvine, California.

Item 3.     Legal Proceedings

None.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “ADGL.” However, during the year ended December 31, 2011 (and to our knowledge the year ended December 31, 2010), our common stock did not trade at all. We expect that trading in our common stock may commence during 2012, but expect trading to be sporadic and prices and volumes to be volatile.

Security Holders

As of March 20, 2012, we had 25,390,728 shares of common stock outstanding held of record by approximately 107 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, may hold shares of stock for numerous beneficial owners.

Dividends

We have not paid dividends on our common stock to date. We currently intend to retain future earnings, if any, to fund our operations and the development and growth of our business and, therefore, do not anticipate paying cash dividends on our common stock within the foreseeable future. Any future payment of dividends on our common stock will be determined by our board of directors and will depend on our financial condition, results of operations, contractual obligations and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The AllDigital Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan (our “Option Plan”) is administered by the Compensation Committee of our Board of Directors and provides for the granting of stock to employees, officers, directors and other service providers of the Company. Security holders have approved the stock plan. The following table sets forth certain information with respect to the stock plan as of December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options,	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in
Plan Category	(a)	warrants and rights	column (a)
Equity compensation plans approved by security holders	4,350,000	$0.25	150,000
Equity compensation plans not approved by security holders	None	N/A	None
Total	4,350,000	$0.25	150,000

In January, 2012, our shareholders approved an increase in the number of shares authorized from 4,500,000 to 8,500,000.

Recent Sales of Unregistered Securities

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sales of equity securities that occurred during the quarter ended December 31, 2011 or subsequently to the extent not previously reported.

We have granted the following options to employees: (a) on October 12, 2011 we granted an employee 150,000 options to purchase our common stock; (b) on January 3, 2012 we granted employees an aggregate of 100,000 options to purchase our common stock. The exercise price for all such options is $0.25 per share, and all such options vest 25% at the end of the first year after the date of the grant, and thereafter vest monthly on a pro-rata basis over the following three-year period. The offer and sale of such options was effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each optionee confirmed to us that the optionee was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act or had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) each optionee was provided with certain disclosure materials and all other information requested with respect to our company; (d) each optionee acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act.

Item 6.     Selected Financial Data

Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Aftermarket Enterprises, Inc. (“Aftermarket” with reference to periods or operations prior to the Merger; the “Company” for periods following the Merger) acquired all of the assets and operations of AllDigital, Inc. (“AllDigital”) in a reverse triangular merger (the “Merger”) that was effected on July 29, 2011. Effective August 25, 2011, Aftermarket name was changed to AllDigital Holdings, Inc. AllDigital, Inc. is now the Company’s wholly-owned operating subsidiary. As of the date of the Merger, the Company had two business lines: AllDigital, Inc.’s digital media services business and the automotive accessories business conducted by Aftermarket prior to the Merger. On September 27, 2011, we sold the automotive accessories business.

For purposes of this Item 7, the Company and AllDigital, as a consolidated entity going forward, are referred to as the “Company,” “we” or “us.” To the extent we need to distinguish the separate corporate histories, businesses or financial results of the two entities, we refer to Aftermarket or AllDigital individually.

Certain Defined Terms

In this Report, we use certain technical terms to describe our business, which terms are important to an understanding of our business, including the following:

●	“Apps” are software applications that operate on a Device, and which can act as the front-end of a remotely hosted, cloud-based Digital Service.

●	“Devices” are Internet-connected devices, including without limitation smartphones, tablet computers, desktop and laptop computers, game consoles, televisions, home theatre systems, streaming players, “smart” appliances, and digital signage.

●	“Digital Services” are remotely hosted, cloud-based software applications intended for use on, interactivity with, and the delivery of digital media to or from, one or more Devices. Examples of Digital Services include NetFlix’s Movies On-Demand, Google Maps, Pandora Radio, Amazon’s Kindle, and Facebook.

●	“Pairing” is the process of setting-up and managing the ongoing data exchange between a Digital Service and a Device. Pairing includes not only the initial process of ensuring the compatibility of the Digital Service with one or more Devices but may also include any or all of the following:

●	managing various elements of and processes related to the ongoing data exchange between a Digital Service and a Device, including Device compatibility, security, quality of service, and dynamic updates;

●	procuring and managing high-speed and scalable cloud-based storage;

●	applying real-time business rules, work flows, and processes to data assets (e.g., such as converting master video files into formats compatible with the target Device) and Digital Services (e.g., user authentication); and

●	acting as the origin for data exchange between the Digital Service and Device.

Overview

AllDigital was incorporated in the State of California on August 3, 2009, with the primary purpose of developing the first comprehensive offering of software tools and back-end services dedicated to managing the complex Pairing of cloud-based digital media and Digital Services with Internet-connected Devices.

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

The activities of AllDigital following our formation in August 2009 primarily involved the sale of certain professional services to fund our earliest operations, as well as certain organizational activities. Our early stage sales largely involved custom software development projects for the individual implementation of a Digital Service to a single Device. Organizational activities included planning and beginning to develop the pilot version of our proprietary Media i/o platform and designing custom projects that act as reference designs for future projects.

In early 2010, we began to design and develop the pilot version of our proprietary Media i/o platform. This involved initial design development and documentation in the form of a published white paper. During the remainder of 2010, we began the development and launch of the pilot version of the Media i/o platform, performed beta testing, received market feedback, and then launched initial services related to cloud storage and quality of service monitoring. As of December 31, 2011, elements of the Media i/o platform and related services were in use with certain customers. In addition, beginning in 2010, we began to develop selected early stage partner relationships.

In 2011, we continued to expand existing customer relationships, established new customer relationships through word of mouth and partner referrals, continued to develop and mature different elements of the Media i/o platform and overall product portfolio, and worked with selected customers on novel digital media and Digital Service to Device implementations.

Other than a total of approximately $36,431 in notes payable from our founders that were repaid or forgiven as of the year ended December 31, 2010, we have largely relied on the sales of our products and services, as well as capital raised from the transactions described in the following paragraph, to fund our operations to date.

In November 2010, we commenced an offering of up to $500,000 in convertible promissory notes (the “Notes”) in a bridge financing in order to raise funds for purposes of paying the legal, audit and other transaction costs directly related to the Merger. In anticipation of the Merger, Aftermarket conducted an offering of common stock and warrants. In connection with the Merger, the Notes were converted into shares and warrants in the Aftermarket offering, resulting in aggregate proceeds in excess of $1,000,000.

General Outlook

Since our inception, there has been significant and growing interest in our services.

We recognized $2,852,350 in revenues for the twelve months ended December 31, 2011, compared to $1,153,154 in revenues for the same period in 2010. During the year ended December 31, 2010, we recognized $1,153,154 in revenues, compared to $79,834 in revenues for the period of August 3, 2009 (inception) through the period ended December 31, 2009.

Each of our customers has directly or indirectly contributed to the initial design requirements, market validation, and early stage funding of the pilot version of our Media i/o platform and related service offering, and has enabled us to fund our operations without third party investment, prior to the closing of the Merger and related offering. Our customers to date have largely been a result of direct sales, word of mouth, or partner referrals.

Industry analysts have predicted that, over the next few years, providers will develop several hundred thousand different Apps that enable new and innovative functionality to a growing universe of Devices and Digital Services. The makers and providers of these Apps and related Digital Services will come from a number of different market segments, including media and entertainment, enterprise, education, interactive gaming and government, and represent AllDigital’s existing and target customers.

We believe Digital Services are not only rapidly proliferating, but are becoming increasingly critical to enterprise core business applications, implemented to achieve a wide variety of objectives, driving new business models and business strategies, and changing the way AllDigital’s customers store and originate data and software applications.

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

We expect that the need for Digital-Service-to-Device software tools and back-end services will accelerate significantly over the next 2-3 years, which acceleration we anticipate will be driven by the convergence of the following two key market dynamics: (1) The market for Devices is substantial and rapidly growing, and, (2) Digital Services are increasingly critical to enterprise core business applications, are implemented to achieve a wide variety of objectives and are rapidly proliferating.

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

Results of Operations

The following discussions are based on our consolidated balance sheets as of December 31, 2011 and 2010, and statement of operations and cash flows for the years ended December 31, 2011 and 2010 and notes thereto.

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	For the years ended December 31,		Dollar variance favorable	% variance favorable
	2011	2010	(unfavorable)	(unfavorable)
Net sales	$2,852,350	$1,153,154	$1,699,196	147.4%
Cost of sales	1,702,670	907,929	(794,741)	(87.5)%
Gross profit	1,149,680	245,225	904,455	368.8%

Operating expenses
Selling, marketing and advertising	267,637	79,774	(187,863)	(235.5)%
General and administrative	1,164,941	324,523	(840,418)	(259.0)%
Total operating expenses	1,432,578	404,297	(1,028,281)	(254.3)%

Loss from continuing operations	(282,898)	(159,072)	(123,826)	(77.8)%

Other income (expense)
Interest income	932	46	886	1,926.1%
Interest expense	(26,070)	(3,319)	(22,751)	(685.5)%
Other income	–	11,322	(11,322)	–
Organization costs writeoff	(790,840)	–	(790,840)	–
Total other income (expense)	(815,978)	8,049	(824,027)	(10,237.6)%

Loss from continuing operations before provision for income taxes	(1,098,876)	(151,023)	(947,853)	(627.6)%
Provision for income taxes	2,400	–	(2,400)	–
Net loss from continuing operations	(1,101,276)	(151,023)	(950,253)	(629.2)%
Income from discontinued operations	5,000	-	5,000	-
Net Loss	$(1,096,276)	$(151,023)	$(945,253)	(625.9)%

Net Sales. Net sales increased by $1,699,196, or 147% for the year 2011 compared to the year 2010, primarily due to a series of on-boarding services deliverables related to several of our contracts with three of our largest customers, recognition of percentage of completion related to four of our contracts with four of our largest customers, projects with new customers, and recurring monthly maintenance and support contracts with new and existing customers.

Gross Profit. Gross profit increased by $904,455, or 369%, for the year of 2011 compared to the year 2010. The increase in gross profit primarily resulted from service revenue related to three of our contracts, recognition of percentage of completion related to four of our contracts with four of our largest customers, and the beginning of certain scale economics related to the Company’s monthly recurring contracts summarized and referenced under Net Sales above.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased by $187,863, or 236%, for the year 2011 compared to the year 2010. 92% of the increase was due to increased salary and payroll related expenses, primarily due to the addition of one new employee in August and one in September, with the remaining 8% due to increased travel and other selling expenses.

General and Administrative Expenses. General and Administrative expenses increased by $840,418, or 259%, for the year 2011 compared to the year 2010. The increase was primarily due to increases of $526,301 in salary and payroll related expenses, increases of $85,464 in outside consultant expenses, $83,085 in legal expenses and $37,594 in accounting expenses incurred primarily in connection with the Merger and related private placement that closed on July 29, 2011, an increase of $29,138 in travel, an increase of $17,906 in depreciation and amortization expense, an increase of $16,398 in software and equipment expenses, an increase of $12,822 in public reporting expense, and an increase of $31,710 in other expenses.

Interest Expense. Interest expense increased by $22,751, or 685%, for the year of 2011 as compared to the year 2010. The increase was due to $22,651 in interest expense that accrued on the principal balance of the outstanding Notes during 2011.

Organization Costs Writeoff. Organization costs writeoff were $790,840 for 2011 compared to $0 for 2010. These costs were incurred in connection with the July 2011 Merger. The Company determined that the value of the intangible assets identified and unidentified was $0. As such, the Company recorded a charge of $790,840 to its consolidated statement of operations relating to the reverse acquisition because the value of the consideration given was in excess of the value of the assets acquired was akin to organization costs

Discontinued Operations. Income from discontinued operations was $5,000 for 2011 compared to $0 for 2010. Income from discontinued operations during 2011 was generated from the post-Merger operations of Aftermarket and the gain on the sale of the Aftermarket business to the former president of Aftermarket, which occurred on September 27, 2011. The operations of that business were insignificant.

Liquidity and Capital Resources

As of December 31, 2011, we had current assets of $1,159,088, including $998,853 in cash and cash equivalents. Cash increased from $267,981 at December 31, 2010 to $998,853 at December 31, 2011, due primarily to the issuance of $200,000 of Notes (converted to common stock and warrants in relation to the July 2011 Merger), $481,650 in a private placement of common stock and warrants, $149,067 in net cash provided by operations, and $1,678 in cash received in the Merger, offset by $101,523 used in the purchase of property and equipment. Net cash provided by (used in) operating activities was $149,067 and ($35,595) for the years ended December 31, 2011 and 2010, respectively.

The increase of $93,751 in cash outflow for investing activities for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily reflects the purchase of $101,522 in computer equipment and licensed software primarily in connection with customer contracts during year ended December 31, 2011, compared to the purchase of $6,093 in computer equipment during the year ended December 31, 2010, and the receipt of $1,678 in cash from Aftermarket in the Merger.

We monitor our financial resources on an ongoing basis and may adjust planned business activities and operations as needed to ensure that we have sufficient operating capital. We evaluate our capital needs, and the availability and cost of capital on an ongoing basis and expect to seek capital when and on such terms as deemed appropriate based upon an assessment of then-current liquidity, capital needs, and the availability and cost of capital. Given our early stage of operations, we do not expect that bank or other institutional debt financing will be available. We expect that any capital we raise will be through the issuance of equity securities, warrants or similar securities. As of December 31, 2011, we did not have any commitments to provide financing. We believe that we will be able to obtain financing when and as needed, but may be required to pay a high price for capital.

We believe that at the current level of revenue and expenses, we will have sufficient capital for the next twelve months. However, we are seeking to accelerate our revenue growth rapidly and may participate in strategic joint ventures or acquisitions. In addition, it is possible that our revenue may significantly decrease from current levels and that our expenses may significantly increase from current levels. As a result, it is likely that we will seek to raise capital in 2012.

Capital Commitments and Expenditures

The following table discloses aggregate information about our indebtedness and contractual obligations and the periods in which payments are due as of December 31, 2011:

	Total	Due in 2012	Due in 2013	Due in 2014	Thereafter
Operating lease obligations	$445,722	$150,176	$152,663	$142,883	$0

Operating leases include both lease of office space and lease of computer servers for operations. See Note 6 of the financial statements.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet transactions during 2011.

Critical Accounting Policies and Estimates

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Following are discussion of the Company’s significant accounting policies.

Use of Estimates

The accompanying financial statements are prepared in conformity with U.S. GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates may also affect the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, estimates of costs used in the calculation of percentage of completion contracts, realization of capitalized assets, valuation of equity instruments and other instruments indexed to the Company’s common stock, and deferred income tax valuation allowances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Revenue Recognition

In the future, certain of the Company’s customer contracts may include revenue arrangements that may consist of multiple product and service deliverables. Such contracts will be accounted for in accordance with ASC 605-25, as amended by ASU 2009-13. For the Company’s multiple-element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Revenue is then allocated to each unit of accounting based on the estimated selling price determined using a hierarchy of evidence based first on Vendor-Specific Objective Evidence (“VSOE”) if it exists, based next on Third-Party Evidence (“TPE”) if VSOE does not exist, and finally, if both VSOE and TPE do not exist, based on the Company’s best estimate of selling price (“BESP”). If deliverables cannot be separated into more than one unit, then the Company does not recognize revenue until all deliverables have been delivered.

Certain of the Company’s customer contracts are also for a variety of recurring monthly maintenance and support services following the on-boarding process. Revenue is recognized on a monthly basis over the life of such contracts.

Revenue from certain design and development contracts, where the product is designed, developed or modified to the customer’s specifications, are recognized on a percentage of completion basis in accordance with ASC 605-35 based on the estimated costs incurred compared to total estimated costs, when such costs can be reasonably estimated.

The Company typically charges platform management fees, as well as monthly recurring charges for our back-end storage, processing and origin transit services. These fees are generally billed based on a minimum commitment plus actual usage basis, and the term of customer contracts may vary. Monthly recurring revenues are recognized ratably over the period in which they are delivered and earned. Non-recurring revenues typically come from custom “on-boarding” services such as technical consulting, custom software application and/or digital service development, and general setup and testing costs to prepare a digital service for launch and distribution to one or more Internet-connected Devices.

Accounts Receivable

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $0 at December 31, 2011 and December 31, 2010. The Company generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development contracts to facilitate its working capital needs.

Earnings and Loss per Share

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

At December 31, 2011, the Company had 670,139 options and 3,892,274 warrants that could potentially dilute the number of shares outstanding. At December 31, 2010, the Company had no instruments that could potentially dilute the number of shares outstanding.

Fair Value of Measurements

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

Assets subject to this classification at December 31, 2011 and December 31, 2010 were cash and cash equivalents that are considered Level 1 assets.

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

Furniture and fixtures	5 years
Computer equipment	3 years
Software	3 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Gains or losses on dispositions of property and equipment are included in the results of operations when realized.

Impairment of Long-Lived and Intangible Assets

The Company accounts for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the Company may not recover the carrying amount of an asset. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, the Company recognizes an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. The Company recorded $790,840 in organization costs writeoff related to the Merger with Aftermarket Enterprises during the twelve months ended December 31, 2011. The Company had no other impairment charges during the twelve months ended December 31, 2011 and had no impairment charges during the twelve months ended December 31, 2010.

Stock-Based Compensation

The Company accounts for share-based compensation arrangements in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to be based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of our stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. We use historical data among other information to estimate the expected price volatility and the expected forfeiture rate.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.     Financial Statements and Supplementary Data

Reference is made to the consolidated financial statements and accompanying notes included in this report, which begin on page F-1.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We previously reported on October 20, 2011 a change in our certifying accountant.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2011, which is the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or Rule 15(d)-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;
●	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Internal control over financial reporting includes the controls themselves and monitoring and actions taken to correct deficiencies as identified.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Our management’s assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management determined that, as of December 31, 2011, we maintained effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting above.

Item 9B.   Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers and directors as of December 31, 2011:

Name	Age	Position
Paul Summers	46	Chairman of the Board of Directors and Chief Executive Officer

Timothy Napoleon	37	Vice President of Media Services and Director

Steve Smith	44	Vice President of Network Services and Director

John Walpuck	50	COO and CFO

David Williams	48	Director

Board of Directors

The following paragraphs set forth certain biographical information about our Board of Directors: including their specific qualifications to serve as directors of the Company in light of the Company’s business and structure.

Paul Summers has served as our Chairman and Chief Executive Officer since late July 2011. Mr. Summers is a co-founder of AllDigital, and has served as the Chief Executive Officer and Chairman of the Board of AllDigital since its inception in August 2009. Prior to AllDigital, Mr. Summers was a co-founder of VitalStream Holdings, Inc. where he served as President and CEO from 2000 to 2004. Prior to VitalStream, Mr. Summers founded AnaServe, Inc., in 1995. Anaserve was a privately held Web hosting company that sold to Concentric Network Corporation in 1998. During the periods from 1998 – 2000 and 2004 – 2009, Mr. Summers was self-employed, managing his investments. He has over 20 years of executive management and digital media services experience. He is an alumnus of the University of Southern California where he earned a Bachelor of Science degree. Mr. Summers was appointed as a director in light of his executive management experience with small public companies, his experience in the industry and his knowledge of the Company and its markets and products.

Timothy Napoleon has served as our Vice President of Media Services and a director since July 2011. Mr. Napoleon is a co-founder of AllDigital, and has served as the Vice President of Media Services and a Director of AllDigital since its inception in August 2009. Prior to AllDigital, Mr. Napoleon was the Chief Strategist, Media and Entertainment, for Akamai Technologies, Inc. (NYSE: AKAM), where he worked from 2005 until August 2009. Prior to Akamai, Mr. Napoleon was the Vice President of Business Development at VitalStream Holdings, Inc., where he worked from 2000 to 2005. Mr. Napoleon’s career background thus far has been as a digital media product architect, as well as a marketing and business development executive in the online media and entertainment industries for the past 10 years. Mr. Napoleon received his MBA from the University of Southern California’s Marshall School of Business after earning a BA in Communications from the California State University at Fullerton. Mr. Napoleon was appointed as a director in light of his experience in the industry and his knowledge of the Company and its markets and products.

Steve Smith has served as our Vice President of Network Services and a director since July 2011. Mr. Smith is a co-founder of AllDigital, and has served as the Vice President of Network Services and a Director of AllDigital since September 2009. Mr. Smith has over 25 years of highly specialized experience in a wide variety of storage technologies, hosting applications and digital media services delivery technologies. From October 2006 to September 2009, Mr. Smith was the Founder and President of HCI, which provided specialized technical and security-intensive management services for a variety of Internet-based companies. Prior to HCI, Mr. Smith served as the CTO of VitalStream Holdings, Inc.’s integrated content services business unit, where he worked from 2000 through October 2006. Mr. Smith was appointed as a director in light of his experience in the industry and his knowledge of the Company and its markets and products.

David Williams has been a director since September 2011. Mr. Williams is presently the president and owner of Advanced Dental Designs, a specialty manufacturer of precision dental equipment, where he has worked since 2009. Prior to this, from 2006 to 2009, he was the Manager of Affiliate Operations for Google, where he oversaw a national team managing 1600 radio stations as part of Google’s ad network. From 2005 to 2006, Mr. Williams was the Manager of Affiliate Operations at dMarc Broadcasting (acquired by Google for $475M cash). From 2001 to 2005, he was the VP of Operations at VitalStream, where he managed several teams responsible for solutions deployment, customer service and network operations. Before VitalStream, Mr. Williams had co-founded SiteStream along with Steve Smith, which was later acquired by VitalStream. Mr. Williams received his MBA in Finance from Wharton Business School and received his BS in Business Administration with an accounting major from the University of Southern California. Mr. Williams was appointed as a director in light of his experience in of the industry.

Executive Officers

The following paragraphs set forth certain biographical information about the executive officers of the Company (other than Paul Summers, Timothy Napoleon and Steve Smith, whose information is provided above):

John Walpuck has served as our Chief Operating Officer and Chief Financial Officer since July 2011. Mr. Walpuck began serving as a consultant to AllDigital in July 2010, and was appointed the Chief Operating Officer and Chief Financial Officer of AllDigital in December 2010. Mr. Walpuck brings over 23 years of experience in finance and general management to AllDigital. Prior to AllDigital, Mr. Walpuck served as the President and CEO of Disaboom, Inc., where he worked from 2007 to 2010. Disaboom is an online business and social network dedicated to people with disabilities. Prior to Disaboom, from 2005 to 2007, he served as the Senior Vice President and Chief Financial Officer of Nine Systems Corporation, a digital media services company acquired by Akamai (NYSE: AKAM) in 2007. Mr. Walpuck has an MBA from the University of Chicago. He is a CMA, CPA and holds other professional certifications.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s common stock is not registered pursuant to Section 12 with the Securities Exchange Act of 1934; as a result, its affiliates are not subject to the requirements of Section 16(a).

Corporate Governance

Our board of directors has recently adopted a Code of Ethics and Conduct that applies to our principal executive officer, principal financial officer and principal accounting officer. Such constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002. A copy of such Code of Ethics and Conduct is attached to this report as Exhibit 14.

Audit Committee

Our entire Board of Directors presently serves as our audit committee. David Williams of the audit committee satisfies the independence requirements applicable to audit committees of listed companies. The Board of Directors has not determined that the audit committee has any members qualifying as an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K. We are at an early stage of growth and, at this stage our primary concern is recruiting directors with industry expertise and/or a direct interest in the Company. As a result, we have not yet recruited directors specifically for their auditing or financial statement expertise.

Stockholder Communications with our Board of Directors

Security holders and other interested parties may contact any member or all members of the board of directors, or any independent directors as a group, any committee of the board of directors or any chair of any such committee, by mail. To communicate with the board of directors, any individual director or any group or committee of directors, correspondence should be addressed to the board of directors or any such individual director or group or committee of directors by either name or title. All such correspondence should be sent “c/o Secretary” at 220 Technology Drive Suite 100, Irvine, California 92618.

All communications received as set forth in the preceding paragraph will be opened by the Secretary for the sole purpose of determining whether the contents represent a message to one or more directors. Any contents that are related to the Company will be forwarded to the addressees other than content that is (a) unrelated to the Company, (b) similar to something received from the same sender during the preceding 90 days, (c) in the nature of advertising, promotions of a product or service, or (d) patently offensive material.

Item 11.    Executive Compensation

Compensation Processes and Procedures

Because of our early stage of operations and limited resources, our process for determining compensation is informal. We do not have a compensation committee or a compensation committee charter. We have not, and in the near future do not expect to, engage a compensation consultant with respect to compensation. Compensation decisions are made by the entire Board of Directors, including Paul Summers, our Chief Executive Officer, based upon the Board of Directors’ subjective determination of what salaries the Company can afford with its limited resources and what level of equity-based compensation is necessary to attract and retain key personnel. Based upon the subjective knowledge of the industry and other public companies, we believe that our salaries currently in place or proposed for our executive officers are below market. In the future, particularly as we hire outside personnel without significant equity stakes, we expect that the cash portion of the compensation for new, and possibly existing, executives will increase.

Summary Compensation Table

The following table sets forth the total compensation of the “named executive officers,” which include (i) any person who served as the Company’s Chief Executive Officer during the most recent fiscal year of the Company, and (ii) the two most highly compensated other executive officers whose total compensation exceeded $100,000 during either of the last two fiscal years of the Company.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)

Paul Summers Chief Executive Officer(4)	2011	$130,000	$17,000	$0	$0	$0	$28,238	$175,238
	2010	$47,100	$0	$0	$0	$0	$23,196	$70,296

John Walpuck Chief Financial Officer and Chief Operating Officer(4)	2011	$150,000	$17,000	$0	$318,195	$0	$0	$485,195
	2010	$0	$0	$0	$0	$0	$0	$0

Steve Smith Vice President of Network Services(4)	2011	$176,667	$12,000	$0	$0	$0	$7,641	$196,308
	2010	$200,000	$0	$0	$0	$0	$6,076	$206,076

Adam Anthony (CEO through July 29, 2011)(5)	2011	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$9,000	$0	$0	$0	$9,000

(1) Information with respect to employment agreements is set forth in “Executive Employment Agreements, Termination of Employment and Change of Control Arrangements” below.

(2) Awards of stock are calculated based on the aggregate grant date fair value of $.17 per share and computed in accordance with FASB ASC Topic 718.

(3) Represents a reimbursement of health insurance costs.

(4) Assumed office in July 2011 in connection with the Merger.

(5) CEO of Aftermarket Enterprises through July 29, 2011. Resigned effective with the July 29, 2011 merger with AllDigital, Inc.

Executive Employment Agreements, Termination of Employment and Change of Control Arrangements

The Company has entered into employment agreements with each of Paul Summers, Tim Napoleon, Steve Smith and John Walpuck as of August 1, 2011, which employment agreements have the terms described below. Except as described below, each of the employment agreements is in the same form.

The employment agreements provide for a minimum salary of $144,000 per annum for each of the executive officers.

Pursuant to the employment agreement, the respective executive officer is entitled to the minimum base salary specified in the prior paragraph and an annual bonus target opportunity equal to 50% of his base salary upon achievement of certain performance measures on a quarterly basis, and standard health and other benefits. The executive officer’s employment relationship is “at-will.” The employment agreement includes a provision relating to the protection of confidential information, a covenant by the executive officer to work and reside in Orange County, California, a non-competition covenant during the term of his employment and a 12-month non-solicitation covenant. Under the employment agreement, if the executive officer’s employment is terminated by him for good reason, which includes, (a) a material change in the terms and conditions of his employment, (b) a change in the principal place of employment materially increasing his commute time, or (c) any other event that is a functional equivalent of an involuntary termination and which falls within the safe-harbor provisions related to termination for good reason set forth in the regulations implementing Section 409A of the Internal Revenue Code, he is entitled to a severance benefit equal to his base salary and health benefits for one year. If the executive officer is terminated by the Company without cause, he is entitled to a severance benefit equal to his base salary and health benefits for one year. None of the executive officers are entitled to any severance if his employment is terminated at any time by the Company with cause or by the executive officer without good reason.

In addition to the foregoing, Mr. Walpuck’s employment agreement includes a provision under which the vesting of his stock options automatically accelerates upon a change of control.

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2011:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Summers	-	-		-	-	-	-	-	-	-
John Walpuck	531,250	968,750	(1)	-	$0.25	07/28/2021	-	-	-	-
John Walpuck	-	410,000	(2)	-	$0.25	11/02/2021	-	-	-	-
Timothy Napoleon	-	-		-	-	-	-	-	-	-
Steve Smith	-	-		-	-	-	-	-	-	-
Adam Anthony	-	-		-	-	-	-	-	-	-

(1) Vest at 31,250 per month through July 2014

(2) 25% vest in October 2011, the balance vest equally over the following 36 months

Compensation of Directors

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Summers	$0	$0	$0	$0	$0	$0	$0
Timothy Napoleon	$0	$0	$0	$0	$0	$0	$0
Steve Smith	$0	$0	$0	$0	$0	$0	$0
David Williams	$0	$24,984	$0	$0	$0	$0	$24,984

Paul Summers, Timothy Napoleon and Steve Smith did not receive any compensation as directors as they are compensated as executive officers. David Williams received a total of 150,000 options to purchase common stock at an exercise price of $0.25 each during a ten-year term. 75,000 options vest one year after grant date and 75,000 options vest upon two years of service on the Company’s Board of Directors, provided that Mr. Williams is elected or re-elected at a shareholder meeting to continue to serve as a member of the Board of Directors through the two years after grant date. In the event Mr. Williams serves on the Board of Directors for a period between one and two years, the remaining 75,000 options will be vested pro-rata for the period between one and two years of service. The options have a fair value of $0.17 each.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information, as of March 30, 2012, as to each person known to us who beneficially owns more than 5% of our outstanding common stock and information as to the ownership of our common stock by each named executive officer, each person serving as a director as of such date and all officers and directors as a group. Except as otherwise indicated in the footnotes to this table, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially being owned by them.

Name of Officer or Director or	Amount and Nature of		Percentage of Class
5% Shareholder	Beneficial Ownership (1)		(1) (2)

Paul Summers
(Chairman and Chief Executive Officer)	6,321,042	(3)	24.79%

Steve Smith
(Director and Vice President of Network Services)	6,320,877	(4)	24.79%

Timothy Napoleon
(Director and Vice President of Media Services)	6,000,000		23.63%

John Walpuck
(Chief Financial Officer and Chief Operating Officer)	782,500	(5)	3.73%

David Williams (Director)	0		0.00%

All officers and directors as a group (5 persons)	19,614,419		72.63%

(1) Based on 25,390,728 shares of common stock outstanding as of March 30, 2012. Includes all shares of common stock issuable pursuant to the exercise of options and warrants that are exercisable on or before May 29, 2012 and held by such person.

(2) Based on 25,390,728 shares of common stock outstanding as of March 30, 2012. Includes all shares of common stock issuable pursuant to the exercise of options and warrants that are exercisable on or before May 29, 2012 and held by such person in the numerator and denominator. Does not include shares issuable pursuant to options and warrants that are held by other persons or groups.

(3) All such shares held of record by Paul and Kristen Summers Family Trust, Dated April 22, 2002. Mr. and Mrs. Summers have authority to vote and dispose of such shares. Includes warrants to purchase 107,014 shares of common stock.

(4) All such shares held of record by Steve James Smith Trust Dated October 24, 2002. Mr. Smith has the authority to vote and dispose of such shares. Includes Warrants to purchase 106,959 shares of common stock.

(5) Includes warrants to purchase 95,000 shares of common stock and option to purchase 687,500 shares of common stock vesting on or before May 29, 2012.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Transactions

Other than the employment and director compensation relationships discussed in Executive Compensation above and the transactions described below, there have been no material transactions between the Company and any executive officer, director, 5% stockholder or immediate family member of the same during the period commencing on January 1, 2010 through the date of this Report, and none are contemplated as of the date of this Report.

As part of the offering conducted by the Company, as of the closing of the Merger, each of the following executive officers converted the following amount of indebtedness owed to them by AllDigital into the following number of shares of common stock and Series 2011A Warrants to purchase common stock of the Company.

			Shares of	Series 2011A
Name of Officer	Amount of Indebtedness		Common Stock	Warrants

Paul Summers
(Chairman and Chief Executive Officer)	$53,507	(1)	214,028	107,014
Steve Smith
(Director and Vice President of Network Services)	$53,479	(2)	213,918	106,959
John Walpuck
(Chief Financial Officer and Chief Operating Officer)	$47,500		190,000	95,000

(1) As of the date of this Report, the Company owes Mr. Summers a total of $45,324 in deferred compensation.

(2) As of the date of this Report, the Company owes Mr. Smith $0.

Director Independence

Our Board of Directors currently consists of Paul Summers, Timothy Napoleon, Steve Smith and David Williams. The Board of Directors has determined that Mr. Williams is independent, using the standards of independence applicable to companies listed on the NASDAQ stock market. The remaining directors are not independent as they are executive officers of the Company. We do not presently have a standing audit committee, nominating committee or compensation committee, and we do not have a charter for any such committees. Our entire Board of Directors performs the functions generally performed by such committees.

Item 14.    Principal Accounting Fees and Services

The following table presents the aggregate fees paid by us for professional audit services rendered by Rose, Snyder & Jacobs LLP for the year ended December 31, 2011 and professional tax services rendered by John Balisy and Company for the years ended December 31, 2011 and 2010.

	2011	2010
Audit Fees	$39,500	$—
Audit-Related Fees	6,100	—
Tax Fees	1,238	4,960

Total	$46,838	$4,960

Audit Fees. Audit Fees consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Report on Forms 10-K, and reviews of our interim consolidated financial statements included in our Quarterly Reports on Forms 10-Q and incorporated by reference into our Registration Statements on Form S-8.

Audit-Related Fees. Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.”

Tax Fees. Tax Fees consist of fees billed for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

Our Board of Directors has determined that all non-audit services provided by Rose, Snyder & Jacobs LLP were compatible with maintaining that firm’s audit independence.

Our Board of Directors is responsible for approving all audit, audit-related, tax and other services. The Board of Directors pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent registered public accounting firm at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Board of Directors for approval prior to engaging the independent auditor for such services. During 2011, all services performed by Rose, Snyder & Jacobs LLP were pre-approved by our Board of Directors in accordance with these policies and applicable Securities and Exchange Commission regulations.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Documents Filed

1.        Financial Statements. The following Consolidated Financial Statements of the company and Auditors’ report are filed as part of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets, December 31, 2011 and 2010

●	Consolidated Statements of Operations for the periods ended December 31, 2011 and 2010

●	Consolidated Statements of Cash Flows for the periods ended December 31, 2011 and 2010

●	Consolidated Statement of Stockholders Equity as of December 31, 2011

●	Notes to the Consolidated Financial Statements

2.          Financial Statements Schedule. Not applicable.

3.          Exhibits. The information required by this item is set forth on the exhibit index that follows the signature page of this report.

Index to Exhibits

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith

1.1	Agreement and Plan of Merger dated July 29, 2011 Among AllDigital, Inc., AllDigital Acquisition Corp. and the Registrant	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 5, 2011, File No. 333-141676

3.1	Articles of Incorporation, as amended	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 25, 2011, File No. 333-141676

3.2	Bylaws	Incorporated by reference from the Registration Statement on Form SB-2 filed the SEC on March 30, 2007, File No. 333-141676

4.1	Form of Common Stock Certificate	Incorporated by reference from the Registration Statement on Form SB-2 filed the SEC on March 30, 2007, File No. 333-141676

4.2	Form of Series 2011A Warrant	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 5, 2011, File No. 333-141676

4.3	Form of Series 2011B Warrant	Incorporated by reference to the Current Report on Form 10-Q filed with the SEC on November 14, 2011, File No. 333-141676

4.3	Form of Series 2011C Warrant	Incorporated by reference to the Current Report on Form 10-Q filed with the SEC on November 14, 2011, File No. 333-141676

10.1	Amended and Restated 2011 Stock Incentive Plan*	Incorporated by reference to the Registration Statement on Form S-8 filed the SEC on February 6, 2012, File No. 333-179385

10.2	Form of Stock Option Agreement*	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 5, 2011, File No. 333-141676

10.3	Form of Employment Agreement (Summers, Smith and Napoleon)*	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 20, 2011, File No. 333-141676

10.4	Employment Agreement with John Walpuck*	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 20, 2011, File No. 333-141676

10.5	Master Lease Agreement with Technology Finance Corporation	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on August 29, 2011, File No. 333-141676

10.5.1	Lease Schedule to Master Lease Agreement with Technology Finance Corporation dated March 29, 2011	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on August 29, 2011, File No. 333-141676

10.5.1	Lease Schedule to Master Lease Agreement with Technology Finance Corporation dated April 8, 2011	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on August 29, 2011, File No. 333-141676

10.6	Standard Industrial/Commercial Multi-Tenant Lease – Net with Olen Commercial Realty Corp.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 24, 2011, File No. 333-141676

10.7	Executive Search Agreement with JC Wallin dated May 19, 2011	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on August 29, 2011, File No. 333-141676

14	Code of Ethics and Conduct	Filed herewith

23	Consent of Rose, Snyder & Jacobs LLP	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

101	XBRL (eXtensible Business Reporting Language). The following materials from AllDigital Holdings, Inc’s Annual Report on Form 10-K for the period ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.	Filed herewith

* Represents a management compensation agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLDIGITAL HOLDINGS, INC.

March 30, 2012	By: /s/ Paul Summers
Date	Paul Summers,
Chief Executive Officer, Director

March 30, 2012	By: /s/ John Walpuck
Date	John Walpuck,
Chief Financial Officer

POWER OF ATTORNEY AND ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person, whose signature to this Form 10-K appears below, hereby constitutes and appoints Bryan Allen as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this Form 10-K, and any and all instruments or documents filed as part of or in connection with this Form 10-K or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Paul Summers	Chief Executive Officer, President and Chairman	March 30, 2012
Paul Summers	(Principal Executive Officer)

/s/ John Walpuck	Chief Financial Officer and Chief Operating Officer	March 30, 2012
John Walpuck	(Principal Financial and Accounting Officer)

/s/ Timothy Napoleon	Director and Vice President	March 30, 2012
Timothy Napoleon

/s/ Steve Smith	Director and Vice President	March 30, 2012
Steve Smith

/s/ David Williams	Director	March 30, 2012
David Williams

ALLDIGITAL HOLDINGS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AllDigital Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AllDigital Holdings, Inc. (the “Company”) as of December 31, 2011 and 2010, and the consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AllDigital Holdings, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Rose, Snyder & Jacobs LLP

Encino, California

March 26, 2012

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS

Current Assets
Cash and cash equivalents	$998,853	$267,981
Accounts receivable, net of allowance of $0 and $0	109,556	42,558
Deferred costs	11,680	98,674
Prepaid expenses and other current assets	38,999	11,056
Total current assets	1,159,088	420,269
Property and Equipment, net	88,467	5,471
Other Assets
Deposits	11,164	-
Intangibles – domain name	11,250	11,250
Total assets	$1,269,969	$436,990

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$289,302	$142,625
Deferred revenue	212,781	143,122
Notes payable – bridge financing, related and unrelated parties	-	300,000
Total current liabilities	502,083	585,747

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none and none issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 25,390,728 and 18,000,000 issued and outstanding, respectively	25,391	3,000
Additional paid-in capital	1,990,528	-
Accumulated deficit	(1,248,033)	(151,757)
Total stockholders’ equity (deficit)	767,886	(148,757)

Total liabilities and stockholders’ equity deficit)	$1,269,969	$436,990

See accompanying notes to these consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010
Net sales	$2,852,350	$1,153,154
Cost of sales	1,702,670	907,929
Gross profit	1,149,680	245,225
Operating expenses
Selling, marketing, and advertising	267,637	79,774
General and administrative	1,164,941	324,523

Total operating expenses	1,432,578	404,297

Operating loss	(282,898)	(159,072)

Other income (expense)
Interest income	932	46
Interest expense	(26,070)	(3,319)
Organization costs writeoff	(790,840)	-
Other income	-	11,322

Total other income (expense)	(815,978)	8,049

Loss from continuing operations before provision for income taxes	(1,098,876)	(151.023)
Provision for income taxes	2,400	-
Net loss from continuing operations	(1,101,276)	(151,023)
Income from discontinued operations	5,000	-
Net loss	$(1,096,276)	$(151,023)
Basic and diluted net loss from continuing operations per share	$(0.05)	$(0.01)
Net income from discontinued operations per share	$0.00	$0.00
Basic and diluted net loss per share	$(0.05)	$(0.01)
Basic and diluted weighted-average shares outstanding	21,148,125	18,000,000

See accompanying notes to these consolidated financial statements.

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(1,096,276)	$(151,023)
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Depreciation and amortization	18,527	622
Stock based compensation	132,154	-
Warrants issued for services	33,150	-
Stock and warrants issued for services	20,700	-
Organization costs	790,840	-
Changes in operating assets and liabilities:
Accounts receivable	(66,998)	(28,037)
Deferred costs	86,994	(98,674)
Prepaid expenses and other current assets	(27,943)	(11,056)
Other assets	(11,164)	-
Deferred revenue	69,658	143,122
Accounts payable and accrued expenses	199,424	109,452
Net cash provided by (used in) operating activities	149,066	(35,594)

Cash Flows From Investing Activities
Purchase of property and equipment	(101,522)	(6,093)
Cash received in acquisition	1,678	-
Net cash used in investing activities	(99,844)	(6,093)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable – founders	-	6,931
Proceeds from issuance of notes payable – bridge	200,000	300,000
Issuance of common stock	481,650	-
Payments on notes payable – founders	-	(4,000)
Net cash provided by financing activities	681,650	302,931
Net Increase in Cash and Cash Equivalents	730,872	261,244
Cash and Cash Equivalents – beginning of period	267,981	6,737
Cash and Cash Equivalents – end of year	$998,853	$267,981

Supplemental disclosures of cash flow information:
Interest paid	$453	$353
Income taxes paid	$2,400	$-

See accompanying notes to these consolidated financial statements.

SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the twelve months ended December 31, 2011, the Company entered into the following noncash transactions:

●	Issued 210,000 warrants for services valued at $33,150.
●	Converted $500,000 in bridge notes payable and $28,582 in accrued interest into 2,114,332 shares of common stock and 1,057,166 warrants.
●	Converted $10,700 in a note payable into 42,800 shares of common stock and 21,400 warrants.
●	Converted $10,000 in accrued expenses into 40,000 shares of common stock and 20,000 warrants.
●	Recorded $790,840 in organization costs in the Merger with Aftermarket Express.
●	Converted $47,500 in accrued expenses into 190,000 shares of common stock and 95,000 warrants.

During the year ended December 31, 2010, the Company entered into no noncash transactions.

See accompanying notes to these consolidated financial statements.

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in
	Shares	Amount	Shares	Amount	Capital	Net Loss	Total

BALANCE – December 31, 2009	–	$–	18,000,000	$3,000	$–	$(734)	$2,266

Net loss	–	$-	-	$-	$-	$(151,023)	$(151,023)
BALANCE – December 31, 2010	-	$-	18,000,000	$3,000	$-	$(151,757)	$(148,757)

Shares issued for conversion of pre-merger Aftermarket Enterprises shares, $0.001 per share	–	–	3,076,996	18,077	751,105	–	769,182
Shares issued for conversion of bridge notes and accrued interest, $0.25 per share	–	–	2,114,332	2,114	526,468	–	528,582
Shares issued in private placement, $0.25 share	–	–	1,926,600	1,927	479,723	–	481,650
Conversion of accrued expenses to officer, $0.25 per share	–	–	190,000	190	47,310	–	47,500
Conversion of note payable, $0.25 per share	–	–	42,800	43	10,657	–	10,700
Shares issued for services, $0.25 per share	–	–	40,000	40	9,960	–	10,000
Warrants issued for services	–	–	–	–	33,150	–	33,150
Stock based compensation	–	–	–	–	132,155	–	132,155
Net loss	–	–	–	–	–	(1,096,276)	(1,096,276)
BALANCE – December 31, 2011	–	$–	25,390,728	$25,391	$1,990,528	$(1,248,033)	$767,886

The number of shares have been retroactively restated to present the pre-merger equity of AllDigital, Inc., using the capital structure of AllDigital Holdings, Inc.

See accompanying notes to these consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

AllDigital, Inc. (“AllDigital”) was incorporated in the State of California on August 3, 2009, with the primary purpose of developing the first comprehensive offering of software tools and back-end services dedicated to managing the complex pairing of cloud-based digital media and digital services with Internet-connected devices.

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

Our ability to successfully generate future revenues is dependent on a number of factors, including (i) the availability of capital to continue to develop, operate and maintain our proprietary Media i/o platform and other products, (ii) the ability to commercialize our portfolio of products to content owners, digital services providers, and other enterprises, and (iii) our ability to develop channel and other partnerships with other organizations within and outside the digital media services industry. There can be no assurance that we will not encounter setbacks related to these activities.

In November 2010, AllDigital commenced an offering of up to $500,000 in convertible promissory notes (“the Notes”) in a bridge financing in order to raise funds primarily to pay the legal, audit and other transaction costs directly related to a merger (the “Merger”) with Aftermarket Enterprises, Inc. (“Aftermarket”), a fully reporting company quoted on the Over the Counter Bulletin Board (but not actively traded). Following consummation of the Merger, the AllDigital’s shareholders held a majority of the outstanding capital stock of Aftermarket. In connection with the Merger, Aftermarket (which was the surviving company in the Merger and subsequently renamed AllDigital Holdings, Inc.), also conducted an offering to raise a minimum of $1,000,000 in aggregate proceeds (including the Notes). As of December 31, 2011, AllDigital raised $500,000 in Notes through the bridge financing (See Note 5). On July 29, 2011, the Merger was consummated and Aftermarket acquired all of the assets and operations of AllDigital (See Note 11), including the conversion of the $500,000 in Notes plus accrued interest.

Effective August 25, 2011, the name of Aftermarket was changed to AllDigital Holdings, Inc (together with AllDigital, “we,” “us” or “the Company”). Immediately following closing of the Merger, Aftermarket had two business lines: AllDigital’s digital services business and Aftermarket’s automotive accessories business. On September 27, 2011, the Company sold the automotive accessories business to the former president of Aftermarket.

Although from a legal perspective, Aftermarket acquired AllDigital in the Merger, from an accounting perspective, the Merger is viewed as a reverse acquisition whereby AllDigital acquired the assets of Aftermarket. The transaction is equivalent to the issuance of common stock by AllDigital for the net assets of Aftermarket. The Merger is viewed as a reverse acquisition because post-Merger AllDigital’s shareholders own approximately 73% of the outstanding shares of Aftermarket, AllDigital’s directors and officers now serve as the directors and officers of the Company, and the operations of AllDigital is the ongoing business of the Company. The statement of stockholders’ deficit has been restated to retroactively reflect the number of shares of AllDigital, using the capital structure of Aftermarket and to present the accumulated deficit of AllDigital as of the date of the Merger. The value of the consideration transferred in the Merger ($769,182) was determined using the guidance of ASC 805-40-30. Amounts acquired by the Company were comprised of $1,700 cash and the assumption of $23,270 of liabilities. The Company determined that the value of the intangible assets identified and unidentified was $0. As such, the Company recorded a charge of $790,840 to its consolidated statement of operations relating to the reverse acquisition because the value of the consideration in excess of the value of the assets acquired was akin to organization costs.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Following are discussion of the Company’s significant accounting policies.

Use of Estimates

The accompanying financial statements are prepared in conformity with U.S. GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates may also affect the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, estimates of costs used in the calculation of percentage of completion contracts, realization of capitalized assets, valuation of equity instruments and other instruments indexed to the Company’s common stock, and deferred income tax valuation allowances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Revenue Recognition

In the future, certain of the Company’s customer contracts may include revenue arrangements that may consist of multiple product and service deliverables. Such contracts will be accounted for in accordance with ASC 605-25, as amended by ASU 2009-13. For the Company’s multiple-element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Revenue is then allocated to each unit of accounting based on the estimated selling price determined using a hierarchy of evidence based first on Vendor-Specific Objective Evidence (“VSOE”) if it exists, based next on Third-Party Evidence (“TPE”) if VSOE does not exist, and finally, if both VSOE and TPE do not exist, based on the Company’s best estimate of selling price (“BESP”). If deliverables cannot be separated into more than one unit, then the Company does not recognize revenue until all deliverables have been delivered.

Certain of the Company’s customer contracts are also for a variety of recurring monthly maintenance and support services following the on-boarding process. Revenue is recognized on a monthly basis over the life of such contracts.

Revenue from certain design and development contracts, where the product is designed, developed or modified to the customer’s specifications, is recognized on a percentage of completion basis in accordance with ASC 605-35 based on the estimated costs incurred compared to total estimated costs, when such costs can be reasonably estimated.

The Company typically charges platform management fees, as well as monthly recurring charges for our back-end storage, processing and origin transit services. These fees are generally billed based on a minimum commitment plus actual usage basis, and the term of customer contracts may vary.

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

Accounts Receivable

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $0 at December 31, 2011, and December 31, 2010. The Company generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development contracts to facilitate its working capital needs.

Earnings and Loss per Share

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

At December 31, 2011 and 2010, the Company had 3,892,274 warrants and 670,139 options that could potentially dilute the number of shares outstanding.

Fair Value of Measurements

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

Assets subject to this classification at December 31, 2011, and December 31, 2010, were cash and cash equivalents that are considered Level 1 assets.

For certain of the Company’s financial instruments, including accounts receivable, prepaid expenses, and accounts payable, the carrying amounts approximate fair value due to their short maturities. The carrying amount of the Company’s notes payable approximates fair value based on prevailing interest rates.

Income Taxes

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

Furniture and fixtures	5 years
Computer equipment	3 years
Software	3 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Gains or losses on dispositions of property and equipment are included in the results of operations when realized.

Impairment of Long-Lived and Intangible Assets

The Company accounts for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the Company may not recover the carrying amount of an asset. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, the Company recognizes an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. The Company recorded $790,840 in organization costs writeoff related to the Merger with Aftermarket during the twelve months ended December 31, 2011. The Company had no other impairment charges during the twelve months ended December 31, 2011, and had no impairment charges during the twelve months ended December 31, 2010.

Stock-Based Compensation

The Company accounts for share-based compensation arrangements in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to be based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of our stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. We use historical data among other information to estimate the expected price volatility and the expected forfeiture rate.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009, for most of the new disclosures and for periods beginning after December 15, 2010, for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The Company did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2011 and the new Level 3 disclosures did not have a material impact on our financial statements.

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

In June 2009, the FASB issued accounting guidance contained within ASC 810, Consolidation (“ASC 810”), regarding the consolidation of variable interest entities (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009. The Company’s adoption of this ASC on January 1, 2010, had no material impact on the Company’s financial statements.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2011, and December 31, 2010, consisted of the following:

	December 31, 2011	December 31, 2010

Furniture and fixtures	$5,451	$-
Computer equipment	56,332	6,093
Software	45,833	-
Less accumulated depreciation and amortization	(19,149)	(622)

	$88,467	$5,471

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2011, and December 31, 2010, consisted of the following:

	December 31, 2011	December 31, 2010

Accounts payable	$108,222	$21,879
Accrued personnel costs	170,365	51,542
Accrued professional fees	6,604	19,984
Other	4,111	49,220

	$289,302	$142,625

NOTE 5 - NOTES PAYABLE

Notes payable – founders

In August and September 2009, the Company issued $28,000 in notes payable to two founders in exchange for cash and in lieu of services rendered. The Company paid $16,000 in November 2009, $8,000 in December 2009 and the balance of $4,000 in March 2010.

In September 2009, the Company issued $1,500 in a note payable to a founder in exchange for cash. In January 2010, the Company issued $6,931 in a note payable to the same founder in exchange for payment of Company expenses. The balance of this note was $0 at December 31, 2011, and December 31, 2010.

Notes payable – bridge financing, related and unrelated parties

In November 2010, the Company commenced an offering of up to $500,000 in Notes in a bridge financing in order to raise funds primarily to pay the legal, audit and other transaction costs directly related to the Merger, and to address certain of the Company’s short-term working capital needs. At the holder’s option, the Notes were convertible into common stock of Aftermarket on the same terms as the simultaneous offering conducted by Aftermarket. The Notes bore interest at 10% per annum, and if not converted, would have had a one-year term. On July 29, 2011, the Company successfully completed the proposed merger and related offering, which included the conversion of the $500,000 in Notes into the units of common stock and warrants offered in the offering. (See Note 11).

NOTE 6 - LEASE OBLIGATIONS

On August 28, 2009, the Company entered into a three-year Lease Agreement for the lease of office space at 2821 McGaw Avenue, Irvine, California, 92614, which was used as corporate offices. The lease commenced on September 15, 2009, and terminated on December 31, 2011, as the Company moved into another facility owned by the same landlord. Pursuant to the terms of the lease, monthly rent paid was $3,826. Rent expense for the twelve months ended December 31, 2011 and 2010 was $47,154 and $43,955, respectively.

On October 10, 2011, the Company entered into a five-year Lease Agreement for the lease of office space at 220 Technology, Suite 100, Irvine, California, 92618, which is used as corporate offices effective January 1, 2012. The lease commenced on January 1, 2012, and terminates on December 31, 2016. On November 18, 2011, the lease of office space at 220 Technology Drive, Suite 100, Irvine, California 92618 was modified from a five year term to a three year term. All other terms of the October 10, 2011, lease agreement remain the same. Pursuant to the terms of the lease, monthly rent paid will be $10,297 in year one, $10,504 in year two, and $10,717 in year three.

Effective May 1, 2011, the Company entered into a three-year Lease Agreement for the lease of computer servers. The lease amount is $423 per month.

Effective June 1, 2011, the Company entered into a three-year Lease Agreement for the lease of computer servers. The lease amount is $892 per month.

Effective October 4, 2011, the Company entered into a three-year Lease Agreement for the lease of computer servers. The lease amount is $902 per month.

Future minimum lease payments under operating leases at December 31, 2011 are:

Year ended
December 31,

2012	$150,176
2013	$152,663
2014	$142,883
Total	$445,722

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

Our Board of Directors has the authority to issue Preferred Stock in one or more series and to, within the limits set forth by Nevada law and without shareholder action:

●	designate in whole or in part, the powers, preferences, limitations, and relative rights, of any class of shares before the issuance of any shares of that class;

●	create one or more series within a class of shares, fix the number of shares of each such series, and designate, in whole or part, the powers, preferences, limitations, and relative rights of the series, all before the issuance of any shares of that series;

●	alter or revoke the powers, preferences, limitations, and relative rights granted to or imposed upon any wholly unissued class of shares or any wholly unissued series of any class of shares; or

●	increase or decrease the number of shares constituting any series, the number of shares of which was originally fixed by the Board of Directors, either before or after the issuance of shares of the series; provided that, the number may not be decreased below the number of shares of the series then outstanding, or increased above the total number of authorized shares of the applicable class of shares available for designation as a part of the series.

The issuance of Preferred Stock by our Board of Directors could adversely affect the rights of holders of our common stock. The potential issuance of Preferred Stock may:

●	Have the effect of delaying or preventing a change in control of the Company;

●	Discourage bids for the common stock at a premium over the market price of the common stock; and

●	Adversely affect the market price of, and the voting and other rights of the holders of our common stock.

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

During the twelve months ended December 31, 2011, the Company issued 4,350,000 options under the Plan to certain employees and 150,000 options under the Plan to a board member. 150,000 options were forfeited by an employee who resigned from the company. At December 31, 2011, there were 4,350,000 total options outstanding.

As of December 31, 2011, there were 150,000 shares of common stock available for grant under the Plan. Effective January 3, 2012, a majority of shareholders approved an increase in the number of shares authorized from 4,500,000 to 8,500,000.

A summary of the status of the options granted is as follows:

	Shares	Weighted-average exercise price	Average remaining contractual term - years	Aggregate intrinsic value

Outstanding, December 31, 2010	-	$-
Granted	4,500,000	$0.25	9.63	-
Forfeited	(150,000)
Outstanding, December 31, 2011	4,350,000	$0.25	9.63	-
Exercisable: December 31, 2011	670,139	$0.25	9.58	-

A summary of the status of the Company’s nonvested options and changes during the twelve months ended December 31, 2011, is presented below:

Nonvested Options	Shares	Weighted-average grant-date fair value
Nonvested at December 31, 2010	-	$-
Granted	4,500,000	$0.17
Forfeited	(150,000)	$0.17
Vested	(670,139)	$0.17
Nonvested at December 31, 2011	3,679,861	$0.17

As of December 31, 2011, there was $625,576 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining weighted-average vesting period of 3.31 years. The total fair value of options vested during the twelve months ended December 31, 2011 was $113,924. The aggregate intrinsic value of the options expected to vest in the future was $0.

Stock-based compensation expense for the years ended December 31, 2011 and 2010 was $132,154 and $0, respectively.

The fair value of the options granted by AllDigital Holdings, Inc., for the years ended December 31, 2011 and 2010 is estimated at $730,838 and $0, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. The determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The assumptions used to value stock options are as follows:

	Year Ended December 31,
	2011	2010
Dividend yield	—	—
Risk-free interest rate	1.88% to 2.98%	—
Volatility	196%	—
Expected life (in years)	6 – 6.5	—
Weighted average grant date fair value per share of options granted	$0.17	—

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on the U.S. Treasury bond.

Volatility is estimated based on comparable companies in the industry.

Warrants

In July 2011, the Company issued 963,300 warrants as part of the Units sold in a $481,650 offering. In July 2011, the Company issued 1,057,166 warrants as part of the Units in conversion of $500,000 of Notes and $28,582 related accrued interest expense. In July 2011, the Company issued 95,000 warrants to an officer as part of the Units as payment for $47,500 accrued expenses. In July 2011, the Company issued 60,000 warrants to a consultant as part of a payment for an accrued expense. In July 2011, the Company issued 45,000 warrants to a consultant as part of a payment for an accrued expense. In August 2011, the Company issued 20,000 warrants to a consultant as part of a payment for $10,000 of accrued expenses. In August 2011, the Company issued 45,000 warrants to a consultant as part of a payment for an accrued expense. In September 2011, the Company issued 21,400 warrants to the former owner of Aftermarket as part of a payment for a $10,700 note payable. In September 2011, the Company issued 45,000 warrants to a consultant as part of a payment for an accrued expense. In October 2011, the Company issued 1,525,408 warrants to the pre-merger Aftermarket Enterprises stockholders. In October 2011, the Company issued 15,000 warrants to a consultant as part of a payment for an accrued expense. As of December 31, 2011, no warrants had been exercised, and all warrants were outstanding.

A summary of the status of the warrants granted is as follows:

	Shares	Weighted-average exercise price

Outstanding – December 31, 2010	-	$-
Granted	3,892,274	0.49
Forfeited	-	-
Exercised	-	-
Outstanding – December 31, 2011	3,892,274	$0.49

Exercisable – December 31, 2011	3,892,274	$0.49

The following table summarizes information about warrants outstanding at December 31, 2011:

Outstanding				Exercisable
Range of exercise prices	Number of warrants outstanding	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Number of warrants exercisable	Weighted-average exercise price
$0.25	150,000	4.66	$0.25	150,000	$0.25
$0.275	60,000	4.58	$0.275	60,000	$0.275
$0.50	3,682,274	2.68	$0.50	3,682,274	$0.50
$0.25 - $0.50	3,892,274	2.78	$0.49	3,892,274	$0.49

NOTE 8 - INCOME TAXES

The components of the income tax provision for the years ended December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Current	$1,600	$-
Deferred	-	-
Total	$1,600	$-

Income tax expense (benefit) for the years ended December 31, 2011 and 2010 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

	December 31,
	2011	2010

Computed “expected” tax provision (benefit)	$(369,000)	$(51,000)
Income taxes resulting from expenses not deductible for tax purposes	3,000	1,500
FAS 123R – ISO book comp	44,000	-
Org cost impairment	269,000	-
Change in the valuation allowance for deferred tax assets net of return to provision adjustment	53,600	49,500
State and local income taxes, net of tax benefit	1,000	-
Total	$1,600	$-

Significant components of the Company’s deferred tax assets and liabilities for federal income taxes at December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
Current deferred tax assets
Accrued expenses	$50,000	$37,000
Deferred compensation	18,000	18,000

Other	500	-
Valuation allowance	(68,500)	(55,000)
Net current deferred tax assets	-	-
Long-term deferred tax assets
Net operating loss carryforward	$210,000	$149,000
Depreciation and amortization	(40,000)	(29,000)

Valuation allowance	(170,000)	(120,000)
Net deferred tax assets	$-	$-

The Company establishes a valuation allowance when it is more likely than not that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of December 31, 2011 and 2010, the valuation allowance for deferred tax assets totaled approximately $238,500 and $175,000, respectively. For the year ended December 31, 2011, the increase in the valuation allowance was $63,500.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of December 31, 2011, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $537,000 and $472,000, respectively, which expire through 2031. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

The Company has not recognized any liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2011 and 2010, the Company had no accrual for the payment of interest or penalties. All years for which income tax returns have been prepared are subject to examination.

NOTE 9 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Major Customers

At December 31, 2011 and December 31, 2010, four and three customers accounted for 98% and 96% of the outstanding accounts receivable, respectively.

For the twelve months ended December 31, 2011 and 2010, three and one customers accounted for 74% and 73% of total revenue, respectively.

Major Vendors

At December 31, 2011 and December 31, 2010, four and one vendors accounted for 87% and 97% of the outstanding accounts payable, respectively.

For the twelve months ended December 31, 2011 and 2010, two and three vendors accounted for 53% and 90% of total purchases, respectively.

Concentrations of Credit Risk

Financial instruments that may subject the Company to credit risk include uninsured cash-in-bank balances. The Company places its cash with high quality financial institutions located in Southern California. From time to time, such balances exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash balances. As of December 31, 2011, the Company’s uninsured cash was $483,627.

NOTE 10 – SEGMENT INFORMATION

The Company currently operates in one business segment, digital media services. All fixed assets are located at the Company’s headquarters and data centers located in the United States. All sales for the twelve months ended December 31, 2011, were in the United States and Canada.

NOTE 11 - SIGNIFICANT AGREEMENTS

Reverse Merger

On December 29, 2010, the Company entered into, and on April 29, 2011, subsequently agreed to extend, a Letter of Intent with Aftermarket, a fully reporting company quoted (but not actively traded) on the Over the Counter Bulletin Board, pursuant to which Aftermarket planned to acquire AllDigital in a reverse merger transaction. If the Merger were consummated, the Company’s stockholders would hold a majority of the outstanding capital stock of Aftermarket following the closing. In connection with the proposed Merger, Aftermarket, which would subsequently be renamed AllDigital Holdings, Inc., also conducted an offering to raise a minimum of $1,000,000 in aggregate proceeds, including those from the Notes (see Notes 5 and 7). On July 29, 2011, the Company successfully completed the proposed Merger and related offering in which Aftermarket acquired all of the assets and operations of AllDigital, Inc. Effective August 25, 2011, the name of Aftermarket was changed to AllDigital Holdings, Inc. As of the date of the Merger, the Company had two business lines: AllDigital’s digital media services business and Aftermarket’s automotive accessories business. On September 27, 2011, the Company paid $3,769 in connection with the sale of the automotive accessories business to the former president of Aftermarket, who assumed $9,494 in liabilities and $857 in receivables. AllDigital Holdings, Inc. recognized $4,868 as a gain on the sale and recognized discontinued operations related to the operations of the automotive business in September 2011. The Company recognized $132 in profit in discontinued operations from the month of July through September 2011.

NOTE 12 - RELATED PARTIES

During the years 2010 and 2011, $475,000 in Notes were issued by the Company to two of the Company’s shareholders, who also serve as officers at the Company, an employee, and friends and family members of such shareholders (See Note 5). The Notes were converted to stock and warrants on July 29, 2011.

NOTE 13 - SUBSEQUENT EVENTS

On January 3, 2012, the Board of Directors approved an amendment to the 2011 Stock Option and Incentive Plan in the form of an Amended and Restated Stock 2011 Stock Incentive Plan provided to the Shareholders to increase the number of shares authorized under the Plan from 4,500,000 shares to 8,500,000 shares. Such Plan Amendment was approved by a majority of the shareholders.

On January 3, 2012, the Company issued an aggregate of 100,000 options to employees.

On March 6, 2012, the Company issued an aggregate of 215,000 options to employees.

Exhibit Index

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith

1.1	Agreement and Plan of Merger dated July 29, 2011 Among AllDigital, Inc., AllDigital Acquisition Corp. and the Registrant	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 5, 2011, File No. 333-141676

3.1	Articles of Incorporation, as amended	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 25, 2011, File No. 333-141676

3.2	By-laws	Incorporated by reference from the Registration Statement on Form SB-2 filed the SEC on March 30, 2007, File No. 333-141676

4.1	Form of Common Stock Certificate	Incorporated by reference from the Registration Statement on Form SB-2 filed the SEC on March 30, 2007, File No. 333-141676

4.2	Form of Series 2011A Warrant	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 5, 2011, File No. 333-141676

4.3	Form of Series 2011B Warrant	Incorporated by reference to the Current Report on Form 10-Q filed with the SEC on November 14, 2011, File No. 333-141676

4.3	Form of Series 2011C Warrant	Incorporated by reference to the Current Report on Form 10-Q filed with the SEC on November 14, 2011, File No. 333-141676

10.1	Amended and Restated 2011 Stock Incentive Plan*	Incorporated by reference to the Registration Statement on Form S-8 filed the SEC on February 6, 2012, File No. 333-179385

10.2	Form of Stock Option Agreement*	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 5, 2011, File No. 333-141676

10.3	Form of Employment Agreement (Summers, Smith and Napoleon)*	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 20, 2011, File No. 333-141676

10.4	Employment Agreement with John Walpuck*	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 20, 2011, File No. 333-141676

10.5	Master Lease Agreement with Technology Finance Corporation	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on August 29, 2011, File No. 333-141676

53

10.5.1	Lease Schedule to Master Lease Agreement with Technology Finance Corporation dated March 29, 2011	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on August 29, 2011, File No. 333-141676

10.5.1	Lease Schedule to Master Lease Agreement with Technology Finance Corporation dated April 8, 2011	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on August 29, 2011, File No. 333-141676

10.6	Standard Industrial/Commercial Multi-Tenant Lease — Net with Olen Commercial Realty Corp	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 24, 2011, File No. 333-141676

10.7	Executive Search Agreement with JC Wallin dated May 19, 2011	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on August 29, 2011, File No. 333-141676

14	Code of Ethics and Conduct	Filed herewith

23	Consent of Rose, Snyder & Jacobs LLP	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

101	XBRL (eXtensible Business Reporting Language). The following materials from AllDigital Holdings, Inc’s Annual Report on Form 10-K for the period ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.	Filed herewith

* Represents a management compensation agreement.

54