Form 10-Q
period 2012-03-31
ALLDIGITAL HOLDINGS, INC.
filed 2012-05-15
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 333-141676

ALLDIGITAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-5354797 (I.R.S. Employer Identification No.)

220 Technology Drive Suite 100, Irvine, California (Address of principal executive offices)	92618 (Zip Code)

(949) 250-7340

(Registrant’s telephone number, including area code)

____________________________________________

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

As of May 15, 2012, there were 25,390,728 shares of the registrant’s common stock issued and outstanding.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Form 10-Q”), other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected sales, costs, expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of this Report, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

2

TABLE OF CONTENTS

		Page
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Default Upon Senior Securities	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

Exhibits Filed with this Report

3

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$911,392	$998,853
Accounts receivable, net of allowance of $34,072 and $0	25,202	109,556
Deferred costs	14,360	11,680
Prepaid expenses and other current assets	77,878	38,999
Total current assets	1,028,832	1,159,088
Property and Equipment, net	92,196	88,467
Other Assets
Deposits	11,164	11,164
Intangibles – domain name	11,250	11,250
Total assets	$1,143,442	$1,269,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$460,373	$289,302
Deferred revenue	211,923	212,781
Total current liabilities	672,296	502,083

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none and none issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 25,390,728 and 25,390,728 issued and outstanding, respectively	25,391	25,391
Additional paid-in capital	2,043,147	1,990,528
Accumulated deficit	(1,597,392)	(1,248,033)
Total stockholders’ equity	471,146	767,886

Total liabilities and stockholders’ equity	$1,143,442	$1,269,969

See accompanying notes to these unaudited consolidated financial statements.

 ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$951,849	$439,829
Cost of sales	643,279	271,315
Gross profit	308,570	168,514
Operating expenses
Selling, marketing, and advertising	186,479	32,170
General and administrative	469,495	136,122
Total operating expenses	655,974	168,292
Income (loss)	(347,404)	222

Other income (expense)
Interest income	445	166
Interest expense	-	(9,475)
Total other income (expense)	445	(9,309)
Loss before provision for income taxes	(346,959)	(9,087)
Provision for income taxes	2,400	800
Net loss	$(349,359)	$(9,887)
Basic and diluted net loss per share	$(0.01)	$(0.00)
Basic and diluted weighted-average shares outstanding	25,390,278	18,000,000

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(349,359)	$(9,887)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,064	508
Stock based compensation	50,069	-
Provision for doubtful accounts	34,072	-
Warrants issued for services	2,550	-
Stock and warrants issued for services	-	-
Changes in operating assets and liabilities:
Accounts receivable	50,282	12,108
Deferred costs	(2,680)	(38,119)
Prepaid expenses and other current assets	(38,879)	(230)
Deferred revenue	(857)	32,563
Accounts payable and accrued expenses	171,070	55,452
Net cash provided by (used in) operating activities	(74,668)	52,395

Cash Flows From Investing Activities
Purchase of property and equipment	(12,793)	-
Net cash used in investing activities	(12,793)	-

Cash Flows From Financing Activities
Proceeds from issuance of notes payable – bridge	-	200,000
Net cash provided by financing activities	-	200,000
Net Increase (Decrease) in Cash and Cash Equivalents	(87,461)	252,395
Cash and Cash Equivalents – beginning of period	998,853	267,981
Cash and Cash Equivalents – end of period	$911,392	$520,376

Supplemental disclosures of cash flow information:
Interest paid	$-	$160
Income taxes paid	$2,400	$800

See accompanying notes to these unaudited consolidated financial statements.

F-3

Supplemental schedule of noncash investing and financing activities:

During the three months ended March 31, 2012 and 2011, the Company entered into no noncash transactions.

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

In November 2010, AllDigital commenced an offering of up to $500,000 in convertible promissory notes (the “Notes”) in a bridge financing in order to raise funds primarily to pay the legal, audit and other transaction costs directly related to a merger (the “Merger”) with Aftermarket Enterprises, Inc. (“Aftermarket”), a fully reporting company quoted on the OTC Bulletin Board (but not actively traded). Following consummation of the Merger, AllDigital’s shareholders held a majority of the outstanding capital stock of Aftermarket. In connection with the Merger, Aftermarket (which was the surviving company in the Merger and subsequently renamed AllDigital Holdings, Inc.), also conducted an offering to raise approximately $1,000,000 in aggregate proceeds (including the Notes). As of December 31, 2010, AllDigital raised $500,000 in Notes through the bridge financing. On July 29, 2011, the Merger was consummated and Aftermarket acquired all of the assets and operations of AllDigital (See Note 10), including the conversion of the $500,000 in Notes plus accrued interest.

Effective August 25, 2011, the name of Aftermarket was changed to AllDigital Holdings, Inc (together with AllDigital, “we”, “us” or the “Company”). Immediately following closing of the Merger, Aftermarket had two business lines: AllDigital’s digital services business and Aftermarket’s automotive accessories business. On September 27, 2011, the Company sold the automotive accessories business to the former president of Aftermarket.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or any future period. The information included in these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2011, included in Form 10-K filed on March 30, 2012.

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

Accounts Receivable:

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $34,072 at March 31, 2012 and $0 at December 31, 2011. The Company generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development contracts to facilitate its working capital needs.

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

At March 31, 2012, the Company had 847,222 options and 3,892,274 warrants that could potentially dilute the number of shares outstanding. At March 31, 2011, the Company had no options and no warrants that could potentially dilute the number of shares outstanding.

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

Assets subject to this classification at March 31, 2012 and December 31, 2011 were cash and cash equivalents that are considered Level 1 assets.

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

Furniture and fixtures	5 years
Computer equipment	3 years
Software	3 years
Signs	3 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Gains or losses on dispositions of property and equipment are included in the results of operations when realized.

Impairment of Long-Lived and Intangible Assets

The Company accounts for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the Company may not recover the carrying amount of an asset. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, the Company recognizes an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. The Company had no impairment charges during the three months ended March 31, 2012 and 2011.

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

Recent Accounting Pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(unaudited)

Furniture and fixtures	$10,446	$5,451
Computer equipment	62,081	56,332
Software	45,833	45,833
Signs	2,050	-
Less accumulated depreciation and amortization	(28,214)	(19,149)

	$92,196	$88,467

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(unaudited)

Accounts payable	$227,965	$108,222
Accrued personnel costs	204,061	170,365
Accrued professional fees	19,627	6,604
Other	8,720	4,111

	$460,373	$289,302

NOTE 5 - LEASE OBLIGATIONS

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

On October 10, 2011, the Company entered into a five-year Lease Agreement for the lease of office space at 220 Technology Suite 100, Irvine, California, 92618, which is used as corporate offices effective January 1, 2012. The lease commenced on January 1, 2012, and terminates on December 31, 2016. On November 18, 2011, the lease of office space at 220 Technology Drive Suite 100, Irvine, California 92618 was modified from a five year term to a three year term. All other terms of the October 10, 2011, lease agreement remain the same. Pursuant to the terms of the lease, monthly rent paid will be $10,297 in year one, $10,504 in year two, and $10,717 in year three.

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

Effective December 21, 2011, the Company entered into a three-year Lease Agreement for the lease of a phone system. The lease amount is $940 per month.

Effective February 14, 2012, the Company entered into a three-year Lease Agreement for the lease of computer servers. The lease amount is $767 per month.

Rent expense for the three months ended March 31, 2012 and 2011 was $44,281 and $11,187, respectively.

Future minimum lease payments under operating leases at March 31, 2012 are:

Year ended
March 31,

2013	$171,283
2014	$173,788
2015	$120,122
Total	$465,193

NOTE 6 - STOCKHOLDERS’ EQUITY

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

Common Stock

In August 2009, AllDigital issued 20,000,000 shares of $0.0001 par value common stock to two of AllDigital’s founders for $2,000 cash. In September 2009, AllDigital issued 10,000,000 shares of $0.0001 common stock to another of AllDigital’s founders for $1,000 cash.

In July 2011, AllDigital converted 30,000,000 shares of $0.0001 par value common stock to 18,000,000 shares of $0.001 par value common stock in the Merger with Aftermarket. Aftermarket had 3,076,996 shares of common stock as of date of the Merger. 190,000 shares of common stock were issued in July 2011 to an officer in payment of an accrued liability to the officer. $500,000 in Notes and $28,582 in related accrued interest expense were converted to 1,057,166 units in the offering (the “Units”), consisting of 2,114,332 shares of common stock and 1,057,166 warrants, in July 2011 in connection with the offering. 963,300 Units, consisting of 1,926,600 shares of common stock and 963,300 warrants, were issued in July 2011 in the offering for $481,650 cash in connection with the Merger (see Note 10). 40,000 shares of common stock along with 20,000 warrants were issued in August 2011 for outside services of $10,000. 42,800 shares of common stock along with 21,400 warrants were issued in September 2011 to the former president of Aftermarket in payment of a note payable of $10,700.

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

During the three months ended March 31, 2012, the Company issued 165,000 options under the Plan to certain employees. During the three months ended March 31, 2012, 85,000 options were forfeited.

As of March 31, 2012, there were 4,070,000 shares of common stock available for grant under the Plan.

A summary of the status of the options granted is as follows:

	Shares	Weighted- average exercise price	Average remaining contractual term - years	Aggregate intrinsic value

Outstanding,
December 31, 2011	4,350,000	$0.25	9.63
Granted	165,000	$0.25	9.84
Forfeited	(85,000)	$0.25	—	—
Outstanding,
March 31, 2012	4,430,000	$0.25	9.40	—
Exercisable:
March 31, 2012	847,222	$0.25	9.33	—

A summary of the status of the Company’s nonvested options and changes during the three months ended March 31, 2012, is presented below:

Nonvested Options	Shares	Weighted- average grant-date fair value
Nonvested at December 31, 2011	3,679,861	$0.17
Granted	165,000	$0.17
Forfeited	(85,000)	$0.17
Vested	(177,083)	$0.17
Nonvested at March 31, 2012	3,582,778	$0.17

As of March 31, 2012, there was $609,072 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining weighted-average vesting period of 3.10 years. The total fair value of options vested during the three months ended March 31, 2012 was $30,104. The aggregate intrinsic value of the options expected to vest in the future was $0.

Warrants

In July 2011, the Company issued 963,300 warrants as part of the Units sold in a $481,650 offering. In July 2011, the Company issued 1,057,166 warrants as part of the Units in conversion of $500,000 bridge notes payable and $28,582 related accrued interest expense. In July 2011, the Company issued 95,000 warrants to an officer as part of the Units as payment for $47,500 accrued expenses. In July 2011, the Company issued 60,000 warrants to a consultant as part of a payment for an accrued expense. In July 2011, the Company issued 45,000 warrants to a consultant as part of a payment for an accrued expense. In August 2011, the Company issued 20,000 warrants to a consultant as part of a payment for $10,000 of accrued expenses. In August 2011, the Company issued 45,000 warrants to a consultant as part of a payment for an accrued expense. In September 2011, the Company issued 21,400 warrants to the former owner of Aftermarket Enterprises as part of a payment for a $10,700 note payable. In September 2011, the Company issued 45,000 warrants to a consultant as part of a payment for an accrued expense. In October 2011, the Company issued 1,525,408 warrants to the pre-merger Aftermarket Enterprises stockholders. In October 2011, the Company issued 15,000 warrants to a consultant as part of a payment for an accrued expense. As of March 31, 2012, no warrants had been exercised, and all warrants were outstanding.

A summary of the status of the warrants granted is as follows:

	Shares	Weighted- average exercise price

Outstanding – December 31, 2011	3,892,274	$0.49
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding – March 31, 2012	3,892,274	$0.49

Exercisable – March 31, 2012	3,892,274	$0.49

The following table summarizes information about warrants outstanding at March 31, 2012:

Outstanding				Exercisable
Range of exercise prices	Number of warrants outstanding	Weighted- average remaining contractual life (in years)	Weighted- average exercise price	Number of warrants exercisable	Weighted- average exercise price
$0.25	150,000	4.41	$0.25	150,000	$0.25
$0.275	60,000	4.33	$0.275	60,000	$0.275
$0.50	3,682,274	2.43	$0.50	3,682,274	$0.50
$0.25 - $0.50	3,892,274	2.53	$0.49	3,892,274	$0.49

NOTE 7 - INCOME TAXES

The Company establishes a valuation allowance when it is more likely than not that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of March 31, 2012 and December 31, 2011, the valuation allowance for deferred tax assets totaled approximately $355,600 and $238,500, respectively. For the three months ended March 31, 2012, the increase in the valuation allowance was $117,100.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of March 31, 2012, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $830,500 and $765,600, respectively, which expire through 2031. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

The Company has not recognized any liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2012 and December 31, 2011, the Company had no accrual for the payment of interest or penalties. All years for which income tax returns have been prepared are subject to examination.

NOTE 8 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Major Customers

At March 31, 2012 and December 31, 2011, two and four customers accounted for 90% and 98% of the outstanding accounts receivable, respectively.

For the three months ended March 31, 2012 and 2011, three and two customers accounted for 74% and 82% of total revenue, respectively.

Major Vendors

At March 31, 2012 and December 31, 2011, two and four vendors accounted for 87% and 87% of the outstanding accounts payable, respectively.

For the three months ended March 31, 2012 and 2011, three and three vendors accounted for 78% and 96% of total purchases, respectively.

Concentrations of Credit Risk

Financial instruments that may subject the Company to credit risk include uninsured cash-in-bank balances. The Company places its cash with high quality financial institutions located in Southern California. From time to time, such balances exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash balances. As of March 31, 2012, the Company’s uninsured cash was $491,386.

NOTE 9 – SEGMENT INFORMATION

The Company currently operates in one business segment, digital media services. All fixed assets are located at the Company’s headquarters and data centers located in the United States. All sales for the three months ended March 31, 2012 were in the United States and Canada.

NOTE 10- SIGNIFICANT AGREEMENTS

Reverse Merger

On July 29, 2011, Aftermarket entered into an agreement with respect to, and closed, a merger agreement with AllDigital, pursuant to which AllDigital became a wholly-owned subsidiary of Aftermarket and AllDigital shareholders became the holders of a majority of the outstanding capital stock of Aftermarket following the closing. In connection with the Merger, Aftermarket, which would subsequently be renamed AllDigital Holdings, Inc., also conducted an offering to raise approximately $1,000,000 in aggregate proceeds, including approximately $500,000 in Notes that converted into the common stock and warrants in the offering. On July 29, 2011, the Company successfully completed the proposed Merger and related offering in which Aftermarket acquired all of the assets and operations of AllDigital, Inc. Effective August 25, 2011, the name of Aftermarket Enterprises was changed to AllDigital Holdings, Inc. As of the date of the Merger, the Company had two business lines: AllDigital, Inc.’s digital media services business and Aftermarket’s automotive accessories business. On September 27, 2011, AllDigital Holdings, Inc. sold the automotive accessories business to the former president of Aftermarket Enterprises.

NOTE 11 - SUBSEQUENT EVENTS

On May 4, 2012, the Company entered into a three-year Lease Agreement for the lease of computer servers. The lease amount is $921 per month.

On May 14, 2012, the Company issued an aggregate of 550,000 options to employees.

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

Aftermarket Enterprises, Inc. (“Aftermarket” with reference to periods or operations prior to the Merger; “AllDigital Holdings” for periods following the Merger”) acquired all of the assets and operations of AllDigital, Inc. (“AllDigital”) in a reverse triangular merger (the “Merger”) that was effected on July 29, 2011. Effective August 25, 2011, Aftermarket Enterprises name was changed to AllDigital Holdings, Inc. AllDigital, Inc. is now AllDigital Holdings, Inc.’s wholly-owned operating subsidiary. As of the date of the Merger, the Company had two business lines: AllDigital, Inc.’s digital media services business and Aftermarket’s automotive accessories business. On September 27, 2011, AllDigital Holdings sold the automotive accessories business to the former president of Aftermarket.

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

Certain Defined Terms

In this Report, we use certain technical terms to describe our business, which terms are important to an understanding of our business, including the following:

●	“Apps” are software applications that operate on a Device, and which can act as the front-end of a remotely hosted, cloud-based Digital Service.

●	“Devices” are Internet-connected devices, including without limitation smartphones, tablet computers, desktop and laptop computers, game consoles, televisions, home theatre systems, streaming players, “smart” appliances, and digital signage.

●	“Digital Services” are remotely hosted, cloud-based software applications intended for use on, interactivity with, and the delivery of digital media to or from one or more Devices. Examples of Digital Services including NetFlix’s Movies On-Demand, Google Maps, Pandora Radio, Amazon’s Kindle, and Facebook.

●	“Pairing” is the process of setting-up and managing the ongoing data exchange between a Digital Service and a Device. Pairing includes not only the initial process of ensuring the compatibility of the Digital Service with one or more Devices but may also include any or all of the following:

o	managing various elements of and processes related to the ongoing data exchange between a Digital Service and a Device, including Device compatibility, security, quality of service, and dynamic updates;

o	procuring and managing high-speed and scalable cloud-based storage;

o	applying real-time business rules, work flows, and processes to data assets (e.g., such as converting master video files into formats compatible with the target Device) and Digital Services (e.g., user authentication); and

o	acting as the origin for data exchange between the Digital Service and Device.

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

For the first three months of 2012, we have continued to expand existing customer relationships, established new customer relationships through word of mouth and partner referrals, continued to develop and mature different elements of the Media i/o platform and overall product portfolio, and worked with selected customers on novel digital media and Digital Service to Device implementations.

General Outlook

Since our inception, there has been significant and growing interest in our services.

We recognized $951,849 in revenues for the three months ended March 31, 2012, compared to $439,829 in revenues for the same period in 2011.

Each of our customers has directly or indirectly contributed to the initial design requirements, market validation, and early stage funding of the pilot version of our Media i/o platform and related service offering, and have enabled us to fund our operations without third party investment prior to the closing of the Merger and related offering. Our customers to date have largely been a result of direct sales, word of mouth, or partner referrals.

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

Results of Operations – Quarters Ended March 31, 2012 and 2011

The following discussions are based on the consolidated balance sheets as March 31, 2012 (unaudited) and December 31, 2011 and statement of operations for the three months ended March 31, 2012 and 2011(unaudited) and notes thereto.

The tables presented below, which compare AllDigital’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.
●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

Three Months Ended March 31, 2012 (Unaudited) Compared to Three Months Ended March 31, 2011 (Unaudited)

	For the three months ended March 31,		Dollar variance favorable	% variance favorable
	2012	2011	(unfavorable)	(unfavorable)
Net sales	$951,849	$439,829	$512,020	116.4%
Cost of sales	643,279	271,315	(371,964)	(137.1)%
Gross profit	308,570	168,514	140,056	83.1%

Operating expenses
Selling, marketing and advertising	186,479	32,170	(154,309)	(479.7)%
General and administrative	469,495	136,122	(333,373)	(244.9)%
Total operating expenses	655,974	168,292	(487,682)	(289.8)%

Income (loss)	(347,404)	222	(347,626)	(156,588.3)%

Other income (expense)
Interest income	445	166	279	168.1%
Interest expense	-	(9,475)	9,475	-
Total other income (expense)	445	(9,309)	9,754	104.8%

Loss before provision for income taxes	(346,959)	(9,087)	(337,872)	(3,718.2)%
Provision for income taxes	2,400	800	(1,600)	(200.0)%
Net loss	$(349,359)	$(9,887)	$(339,472)	(3,433.5)%

Net Sales. Net sales increased by $512,020, or 116% in the first quarter of 2012 compared to the first quarter of 2011, primarily due to recognition of percentage of completion related to our contracts with four of our largest customers, completion of projects with new customers, and recurring monthly maintenance and support contracts with new and existing customers.

Gross Profit. Gross profit increased by $140,056, or 83%, in the first quarter of 2012 compared to the first quarter of 2011. The increase in gross profit primarily resulted from the recognition of percentage of completion related to our contracts with four of our largest customers and the beginning of certain scale economics related to our monthly recurring contracts summarized and referenced under Net Sales above.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased by $154,309, or 480%, in the first quarter of 2012 compared to the first quarter of 2011. 68% of the increase was due to increased salary and payroll related expenses, primarily due to the addition of one new employee in August 2011 and one in September 2011, 13% was due to increased advertising expense, 11% was due to increased travel, and 8% was due to other selling expenses.

General and Administrative Expenses. General and Administrative expenses increased by $333,373, or 245%, in the first quarter of 2012 compared to the first quarter of 2011. The increase was primarily due to increases of $139,301 in salary and payroll related expenses, an increase in bad debt expense of $34,072 related to one customer, an increase of $39,204 in legal expense, an increase of $25,257 in accounting expense, an increase of $21,300 in rent expense, an increase of $20,040 in consultants and outside services, an increase of $9,946 in software maintenance and support, an increase of $8,557 in depreciation and amortization, and an increase of $35,696 in other expenses.

Interest Expense. Interest expense decreased by $9,475 in the first quarter of 2012 as compared to the first quarter of 2011. The decrease was primarily due to $9,315 in interest expense related to the Notes in the first quarter of 2011 compared to $0 in the first quarter of 2012. There were no Notes in the first quarter of 2012.

Liquidity and Capital Resources

As of March 31, 2012, we had current assets of $1,143,442, including $911,392 in cash and cash equivalents.

Cash decreased $87,461 from $998,853 at December 31, 2011 to $911,392 at March 31, 2012, due primarily to net cash used in operating activities of $74,668 in the first quarter of 2012. Net cash used in operating activities consisted of $349,359 in operating loss offset by $171,070 in noncash adjustments, $165,174 in increases in accounts payable and accrued expenses, and $7,866 in net decreases in other current assets and current liabilities. Net cash provided by operating activities was $52,295 for the three months ended March 31, 2011.

$12,793 cash was used in investing activities in the first quarter of 2012 for the purchase of furniture, computer equipment and building signs. No cash was used in investing activities in the first quarter of 2011.

No cash was provided by financing activities in the first quarter of 2012. In November 2010, AllDigital commenced an offering of up to $500,000 in convertible promissory notes in a bridge financing in order to raise funds primarily to pay the legal, audit and other transaction costs directly related to the completed Merger transaction with Aftermarket. The final $200,000 of the $500,000 bridge financing was provided in the first quarter of 2011. Amounts raised in the bridge financing were converted into common stock and warrants as part of the approximately $1,000,000 offering conducted by Aftermarket that closed immediately prior to the merger.

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

AllDigital Holdings was incorporated in 2006, and AllDigital was incorporated in 2009. Both have been operating for only a limited period of time and are in an early stage of operations. We may be unable to expand revenue at the rate anticipated. If we do not generate significant revenue in the future, or if costs of expansion and operation exceed revenues, we will not be profitable. We may be unable to execute our business plan, generate significant revenue or significant profits.

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

We are in an early stage of operations and have limited resources. As a result, we may not have in place systems, processes and protections that many of our competitors have or that may be essential to protect against various risks. For example,we have in place only limited resources and processes addressing human resources, timekeeping, data protection, business continuity, personnel redundancy, and knowledge institutionalization concerns. As a result, we are at risk that one or more adverse events in these and other areas may materially harm our business, balance sheet, revenues, expenses or prospects.

We will be unable to implement our business plan if we cannot raise sufficient capital and may be required to pay a high price for capital.

We had current assets of $1,028,832 and current liabilities of $672,296, for net working capital of $356,536, as of March 31, 2012. Nevertheless, we will need to obtain additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

We do not currently have a full production version of our Media i/o platform and certain related services in commercial operation.

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

Through the three-month period ending March 31, 2012, AllDigital’s three largest billing relationships accounted for approximately 74% of its total billings. Our agreements with many of these key customers and/or partners expire in any given year unless renewed by the customer and/or partner, are terminable at any time upon short-term notice, or are otherwise generally terminable during 2012. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products and services could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

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

Many of these current and potential future competitors have a longer operating history in their current respective business areas and greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources we do. Existing and potential competitors with an extended operating history, even if not directly related to the our business, have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as unproven. In addition, our existing and potential future competitors may be able to use their extensive resources:

●	to develop and deploy new products and services more quickly and effectively than we can;

●	to develop, improve and expand their platforms and related infrastructures more quickly than we can;

●	to reduce costs, particularly transport, storage and processing costs, because of discounts associated with large volume purchases;

●	to offer less expensive tools and services as a result of a lower cost structure, greater capital reserves or otherwise;

●	to adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;

●	to offer bundles of related services that we are unable to offer;

●	to take advantage of acquisition and other opportunities more readily; and

●	to devote greater resources to the marketing and sales of their tools, services and platform.

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

Our business operations are susceptible to interruptions caused by events beyond our control. We are vulnerable to the following potential problems, among others:

●	Our platform, services and underlying infrastructure, or that of our key suppliers, may be damaged or destroyed by events beyond our control, such as fires, earthquakes, floods, power outages or telecommunications failures. Our operations are particularly susceptible to interruption from any of the foregoing because many of our servers and much of our infrastructure are located in Southern California, which is prone to the occurrence of the foregoing events.

●	We and our customers and/or partners may experience interruptions in service as a result of the accidental or malicious actions of Internet users, hackers or current or former employees.

●	We may face liability for transmitting viruses to third parties that damage or impair their access to computer networks, programs, data or information. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers.

●	Failure of our systems or those of our suppliers may disrupt service to our customers (and from our customers to their customers), which could materially impact our operations (and the operations of our customers), adversely affect our relationships with our customers and lead to lawsuits and contingent liability.

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

We depend on our ability to develop and maintain certain proprietary aspects of our products and services. To protect these proprietary products and services, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets and common law copyright and trademark principles. Adequate protection of our intellectual property is subject to the following risks:

●	We have not applied for a copyright registration or patents with respect to our proprietary rights, and the common law associated with copyrights and trade secrets affords only limited protection.

●	Our claims of proprietary ownership (and related common law copyright assertions) may be challenged or otherwise fail to provide us with the ability to prevent others from copying our technology.

●	Our existing trademarks or any future trademarks may be canceled or otherwise fail to provide meaningful protection.

●	Counterparties to nondisclosure agreements disclose or use our intellectual property in breach of governing agreements, and our ability to prevent or obtain damages for such breach may be limited by our financial situation, legal restrictions or other issues.

●	The validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

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

Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry grows and the functionality of products and services in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property that we developed ourselves, use or license from third parties. Third parties may bring claims of infringement against us, which may be with or without merit. We could be required, as a result of an intellectual property dispute, to do one or more of the following:

●	cease selling, incorporating or using services or products that rely upon the disputed intellectual property;

●	obtain from the holder of the intellectual property a license to sell or use the disputed intellectual property, which license may not be available on terms acceptable to us or at all;

●	redesign services or products, portions of services or products, that incorporate disputed intellectual property;

●	pay monetary damages to the third party adjudged to be the rightful holder of the intellectual property right.

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

The market for the distribution of content and Pairing of Digital Services to Devices is relatively new and evolving. As a result, we cannot be certain that a viable market for our products and services will be sustainable. Factors that may inhibit the growth of this market include:

●	Our customers may limit their distribution of content and related Digital Services over the Internet because of issues related to protection of copyrights, royalty payments to artists and publishers, illegal copying and distribution of data and other intellectual property rights issues.

●	Congestion of data networks, or consumer reluctance to purchase high-speed Interest connectivity for their Device, may limit the growth of the distribution of content and related Digital Services to Devices.

●	Consumers may determine not to view or access Digital Services on their Devices because of, among other factors, poor reception of the broadcast or other delivery of the services, or the creation or expansion of competing technologies, that provide a similar service at lower cost or with better features.

●	New laws and regulations may negatively affect consumers’ and businesses’ use of the Internet or Devices, thereby reducing demand.

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

Our common stock is quoted on the OTC Bulletin Board, but there is currently only sporadic trading, and even if trading commences, it is likely to be thin and subject to manipulation.

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

We have never paid, and do not intend to pay in the future, dividends on our common stock

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

(a) Based on their evaluation as of March 31, 2012, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

(b)There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this Item; however, certain risk factors are identified under the title “Risk Factors” as part of Part I, Item 2.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Prior to the Merger on July 29, 2011, it is unclear if the Company was an ineligible issuer as defined in Rule 144(i). In light of the uncertainty, the Company has determined not to clear trading in its securities under Rule 144 until after August 29, 2012, which is the one-year anniversary of the date, following the Company’s acquisition of AllDigital, that the Company filed “Form 10 Information” with respect to its current business.

ITEM 6. EXHIBITS

(a) See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLDIGITAL HOLDINGS, INC.

May 15, 2012	By: /s/ Paul Summers
Date	Paul Summers,
Chief Executive Officer

May 15, 2012	By: /s/ John Walpuck
Date	John Walpuck,
Chief Financial Officer

Index

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

101	XBRL (eXtensible Business Reporting Language). The following materials from AllDigital Holdings, Inc’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.	Filed herewith

