Form 10-Q
period 2012-06-30
ALLDIGITAL HOLDINGS, INC.
filed 2012-08-14
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 333-141676

ALLDIGITAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5354797
(State or other jurisdiction	( I.R.S. Employer
of incorporation or organization)	Identification No. )

220 Technology Drive Suite 100, Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

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

As of August 14, 2012, there were 25,390,728 shares of the registrant’s common stock issued and outstanding.

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

2

3

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$612,064	$998,853
Accounts receivable, net of allowance of $34,072 and $0	131,526	109,556
Deferred costs	-	11,680
Prepaid expenses and other current assets	101,095	38,999
Total current assets	844,685	1,159,088
Property and Equipment, net	96,194	88,467
Other Assets
Deposits	11,164	11,164
Intangibles – domain names	19,750	11,250
Total assets	$971,793	$1 ,269,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$573,521	$289,302
Deferred revenue	383,452	212,781
Total current liabilities	956,973	502,083

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none and none issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 25,390,728 and 25,390,728 issued and outstanding, respectively	25,391	25,391
Additional paid-in capital	2,099,716	1,990,528
Accumulated deficit	(2,110,287)	(1,248,033)
Total stockholders’ equity	14,820	767,886

Total liabilities and stockholders’ equity	$971,793	$1,269,969

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$646,427	$651,882	$1,598,276	$1,091,711
Cost of sales	599,696	357,157	1,242,975	628,472
Gross profit	46,731	294,725	355,301	463,239
Operating expenses
Selling, marketing, and advertising	201,054	34,750	387,533	66,920
General and administrative	359,415	230,144	828,910	366,266
Total operating expenses	560,469	264,894	1,216,443	433,186

Operating income (loss)	(513,738)	29,831	(861,142)	30,053

Other income (expense)
Interest income	407	241	852	407
Interest expense	(85)	(12,616)	(85)	(22,091)
Other income	521	-	521	-
Total other income (expense)	843	(12,375)	1,288	(21,684)
Income (loss) before provision for income taxes	(512,895)	17,456	(859,854)	8,369
Provision for income taxes	-	(800)	(2,400)	(1,600)
Net income (loss)	$(512,895)	$16,656	$(862,254)	$6,769
Basic and diluted net profit (loss) from operations per share	$(0.02)	$0.00	$(0.03)	$0.00
Basic and diluted weighted-average shares outstanding	25,390,728	18,000,000	25,390,728	18,000,000

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net profit (loss)	$(862,254)	$6,769
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,033	3,962
Stock based compensation	106,639	-
Provision for doubtful accounts	34,072	-
Warrants issued for services	2,550	-
Changes in operating assets and liabilities:
Accounts receivable	(56,042)	(95,707)
Deferred costs	11,680	(19,734)
Prepaid expenses and other current assets	(62,096)	(6,958)
Deferred revenue	170,672	46,578
Accounts payable and accrued expenses	284,217	134,574
Net cash provided by (used in) operating activities	(351,529)	69,485

Cash Flows From Investing Activities
Purchase of property and equipment	(26,760)	(54,688)
Payment for intangible - domain name	(8,500)	-
Net cash used in investing activities	(35,260)	(54,688)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable – bridge	-	200,000
Net cash provided by financing activities	-	200,000
Net Increase (Decrease) in Cash and Cash Equivalents	(386,789)	214,796
Cash and Cash Equivalents – beginning of period	998,853	267,981
Cash and Cash Equivalents – end of period	$612,064	$487,777

Supplemental disclosures of cash flow information:
Interest paid	$85	$310
Income taxes paid	$2,400	$1,600

See accompanying notes to these unaudited consolidated financial statements.

F-3

Supplemental schedule of noncash investing and financing activities:

During the six months ended June 30, 2012 and 2011, the Company entered into no noncash transactions.

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

Our products and services provide the software tools and back-end services required by content owners and providers of digital services to manage and optimize the ongoing pairing of digital media and digital services with an increasingly diverse and complex offering of devices. We accomplish this by enabling, and maximizing the performance of the cloud-based storage, processing and transit of digital media and digital services to multiple devices simultaneously. Our business model primarily targets content owners and providers of digital services that need to distribute their digital media and digital services to a large, increasingly fragmented, and rapidly growing market of diverse devices operating on a number of different device platforms.

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

In November 2010, AllDigital commenced an offering of up to $500,000 in convertible promissory notes (the “Notes”) in a bridge financing in order to raise funds primarily to pay the legal, audit and other transaction costs directly related to a merger (the “Merger”) with Aftermarket Enterprises, Inc. (“Aftermarket”), a fully reporting company quoted on the OTC Bulletin Board (but not actively traded). Following consummation of the Merger, AllDigital’s shareholders held a majority of the outstanding capital stock of Aftermarket. In connection with the Merger, Aftermarket (which was the surviving company in the Merger and subsequently renamed AllDigital Holdings, Inc.), also conducted an offering to raise approximately $1,000,000 in aggregate proceeds (including the Notes). As of the quarter ended March 31, 2011, AllDigital raised $500,000 in Notes through the bridge financing. On July 29, 2011, the Merger was consummated and Aftermarket acquired all of the assets and operations of AllDigital (See Note 10), including the conversion of the $500,000 in Notes plus accrued interest.

Effective August 25, 2011, the name of Aftermarket was changed to AllDigital Holdings, Inc (together with AllDigital, “we,” “us” or the “Company”). Immediately following closing of the Merger, Aftermarket had two business lines: AllDigital’s digital services business and Aftermarket’s automotive accessories business. On September 27, 2011, the Company sold the automotive accessories business to the former president of Aftermarket.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed financial statements reflect all normal recurring adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or any future period. The information included in these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2011, included in Form 10-K filed on March 30, 2012.

Liquidity

The Company generated negative cash flows from operations, and has a working capital deficiency at June 30, 2012. During the second quarter of 2012, the Company began to aggressively take action to generate positive cash flows from operations in future periods and is continuing to take such action in the current period. The Company believes that it experienced a temporary slowdown in sales in the second quarter of 2012, and in the second quarter of 2012 began making significant changes in order to more aggressively increase sales in future periods. In addition, the Company continues to aggressively reduce and monitor its overall operating expenditures in response to general economic and internet market conditions. Our objective is to balance investment in the Company’s sales and operating functions and capabilities, as summarized herein, while conserving our financial resources to ensure we have sufficient liquidity to fund our planned business operations. Should we not be able to reduce our operating losses and negative cash flows, we may have to restructure our operations.

The Company believes that additional funding will be needed in the short term for it to continue its growth. The Company is currently reviewing options including, but not limited to, related party loans and private equity placement. The Company currently has no commitment for any additional funding.

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

Accounts Receivable:

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $34,072 at June 30, 2012 and $0 at December 31, 2011. The Company generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development contracts to facilitate its working capital needs.

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

At June 30, 2012, the Company had 1,024,306 options and 3,892,274 warrants that could potentially dilute the number of shares outstanding. At June 30, 2011, the Company had no options and no warrants that could potentially dilute the number of shares outstanding.

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

Assets subject to this classification at June 30, 2012 and December 31, 2011 were cash and cash equivalents that are considered Level 1 assets.

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

Impairment of Long-Lived and Intangible Assets

The Company accounts for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the Company may not recover the carrying amount of an asset. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, the Company recognizes an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. The Company had no impairment charges during the six months ended June 30, 2012 and 2011.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with guidance issued by the FASB, which requires the measurement and recognition of compensation expense for all share based payment awards made to employees and directors based on the estimated grant date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Stock-based compensation expense recognized for employees, directors and consultants for the periods ended June 30, 2012 and 2011 was $106,639 and $0, respectively, and is included in cost of sales and operating expenses.

The Company estimates fair value of share-based awards using the Black-Sholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options, all of which are highly complex and subjective variables. The Company used an average of historical volatility of similar companies as a basis for its expected volatility. Expected term is computed using the simplified method provided within Securities and Exchange Commission Staff Accounting Bulletin Topic 14. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the options’ expected term.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
Furniture and fixtures	$11,618	$5,451
Computer equipment	74,875	56,332
Software	45,833	45,833
Signs	2,050	-
Less accumulated depreciation and amortization	(38,182)	(19,149)

	$96,194	$88,467

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
Accounts payable	$329,722	$108,222
Accrued personnel costs	216,288	170,365
Accrued professional fees	652	6,604
Other	26,859	4,111

	$573,521	$289,302

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

Effective May 4, 2012, the Company entered into a three-year Lease Agreement for the lease of computer servers. The lease amount is $921 per month.

Rent expense for the six months ended June 30, 2012 and 2011 was $91,306 and $22,442, respectively.

Future minimum lease payments under operating leases at June 30, 2012 are:

Year ended June 30,
2013	$182,338
2014	$184,843
2015	$129,334
Total	$496,515

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

During the six months ended June 30, 2012, the Company issued 866,000 options under the Plan to certain employees. During the six months ended June 30, 2012, 485,000 options were forfeited.

As of June 30, 2012, there were 3,769,000 shares of common stock available for grant under the Plan.

A summary of the status of the options granted is as follows:

	Shares	Weighted- average exercise price	Average remaining contractual term - years	Aggregate intrinsic value

Outstanding, December 31, 2011	4,350,000	$0.25	9.63	$739,500
Granted	866,000	$0.45	9.83
Forfeited	(485,000)	$0.46	-
Outstanding, June 30, 2012	4,731,000	$0.27	9.20	$753,100
Exercisable: June 30, 2012	1,024,306	$0.25	9.08	$174,132

A summary of the status of the Company’s nonvested options and changes during the six months ended June 30, 2012, is presented below:

Nonvested Options	Shares	Weighted- average grant-date fair value
Nonvested at December 31, 2011	3,679,861	$0.17
Granted	866,000	$0.44
Forfeited	(485,000)	$0.44
Vested	(354,167)	$0.17
Nonvested at June 30, 2012	3,706,694	$0.20

As of June 30, 2012, there was $729,468 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining weighted-average vesting period of 2.90 years. The total fair value of options vested during the six months ended June 30, 2012 was $60,208. The aggregate intrinsic value of the options expected to vest in the future was $578,968.

For calculation of fair value for options granted in 2012, the average volatility used was 196%, the risk-free interest rate used ranged from 1.53% to 2.0%, the weighted average exercise price was $0.45, the term was ten years, and the average fair value calculated was $0.44.

Warrants

In July 2011, the Company issued 963,300 warrants as part of the Units sold in a $481,650 offering. In July 2011, the Company issued 1,057,166 warrants as part of the Units in conversion of $500,000 bridge notes payable and $28,582 related accrued interest expense. In July 2011, the Company issued 95,000 warrants to an officer as part of the Units as payment for $47,500 accrued expenses. In July 2011, the Company issued 60,000 warrants to a consultant as part of a payment for an accrued expense. In July 2011, the Company issued 45,000 warrants to a consultant as part of a payment for an accrued expense. In August 2011, the Company issued 20,000 warrants to a consultant as part of a payment for $10,000 of accrued expenses. In August 2011, the Company issued 45,000 warrants to a consultant as part of a payment for an accrued expense. In September 2011, the Company issued 21,400 warrants to the former owner of Aftermarket Enterprises as part of a payment for a $10,700 note payable. In September 2011, the Company issued 45,000 warrants to a consultant as part of a payment for an accrued expense. In October 2011, the Company issued 1,525,408 warrants to the pre-merger Aftermarket Enterprises stockholders. In October 2011, the Company issued 15,000 warrants to a consultant as part of a payment for an accrued expense. As of June 30, 2012, no warrants had been exercised, and all warrants were outstanding.

A summary of the status of the warrants granted is as follows:

	Shares	Weighted- average exercise price

Outstanding – December 31, 2011	3,892,274	$0.49
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding – June 30, 2012	3,892,274	$0.49

Exercisable – June 30, 2012	3,892,274	$0.49

The following table summarizes information about warrants outstanding at June 30, 2012:

Outstanding				Exercisable
Range of exercise prices	Number of warrants outstanding	Weighted-average remaining contractual life (in years)	Weighted- average exercise price	Number of warrants exercisable	Weighted- average exercise price
$0.25	150,000	4.16	$0.25	150,000	$0.25
$0.275	60,000	4.08	$0.275	60,000	$0.275
$0.50	3,682,274	2.18	$0.50	3,682,274	$0.50
$0.25 - $0.50	3,892,274	2.28	$0.49	3,892,274	$0.49

NOTE 7 - INCOME TAXES

The Company establishes a valuation allowance when it is more likely than not that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of June 30, 2012 and December 31, 2011, the valuation allowance for deferred tax assets totaled approximately $536,500 and $238,500, respectively. For the six months ended June 30, 2012, the increase in the valuation allowance was $298,000.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of June 30, 2012, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1,300,000 and $1,200,000, respectively, which expire through 2031. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

The Company has not recognized any liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2012 and December 31, 2011, the Company had no accrual for the payment of interest or penalties. All years for which income tax returns have been prepared are subject to examination.

NOTE 8 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Major Customers

At June 30, 2012 and December 31, 2011, four and four customers accounted for 97% and 98% of the outstanding accounts receivable, respectively.

For the six months ended June 30, 2012 and 2011, three and three customers accounted for 68% and 78% of total revenue, respectively.

Major Vendors

At June 30, 2012 and December 31, 2011, three and four vendors accounted for 83% and 87% of the outstanding accounts payable, respectively.

For the six months ended June 30, 2012 and 2011, three and four vendors accounted for 72% and 86% of total purchases, respectively.

Concentrations of Credit Risk

Financial instruments that may subject the Company to credit risk include uninsured cash-in-bank balances. The Company places its cash with high quality financial institutions located in Southern California. From time to time, such balances exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash balances. As of June 30, 2012, the Company’s uninsured cash was $288,187.

NOTE 9 – SEGMENT INFORMATION

The Company currently operates in one business segment, digital media services. All fixed assets are located at the Company’s headquarters and data centers located in the United States. All sales for the six months ended June 30, 2012 were in the United States and Canada.

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

NOTE 11 - SUBSEQUENT EVENTS

On July 20, 2012, the Company issued an aggregate of 85,000 options to employees.

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

Aftermarket Enterprises, Inc. (“Aftermarket” with reference to periods or operations prior to the Merger; “AllDigital Holdings” for periods following the Merger) acquired all of the assets and operations of AllDigital, Inc. (“AllDigital”) in a reverse triangular merger (the “Merger”) that was effected on July 29, 2011. Effective August 25, 2011, Aftermarket Enterprises name was changed to AllDigital Holdings, Inc. AllDigital, Inc. is now AllDigital Holdings, Inc.’s wholly-owned operating subsidiary. As of the date of the Merger, the Company had two business lines: AllDigital, Inc.’s digital media services business and Aftermarket’s automotive accessories business. On September 27, 2011, AllDigital Holdings sold the automotive accessories business to the former president of Aftermarket.

In this section, AllDigital Holdings and AllDigital, as a consolidated entity going forward (without Aftermarket’s auto accessories business), are referred to as the “Company,” “we” or “us.” To the extent we need to distinguish the separate corporate histories, businesses or financial results of the two entities, we refer to Aftermarket or AllDigital individually.

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

For the first six months of 2012, we have continued to expand existing customer relationships, established new customer relationships through word of mouth and partner referrals, continued to develop and mature different elements of the Media i/o platform and overall product portfolio, and worked with selected customers on novel digital media and Digital Service to Device implementations.

General Outlook

Since our inception, there has been significant and growing interest in our services.

We recognized $1,598,276 in revenues for the six months ended June 30, 2012, compared to $1,091,711 in revenues for the same period in 2011. Our customers to date have largely been a result of direct sales, word of mouth, or partner referrals.

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

Results of Operations – Three Months Ended June 30, 2012 and 2011

The following discussions are based on the consolidated balance sheets as June 30, 2012 (unaudited) and December 31, 2011 and statements of operations for the three months ended June 30, 2012 and 2011(unaudited) and notes thereto.

The tables presented below, which compare AllDigital’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.
●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

Three Months Ended June 30, 2012 (Unaudited) Compared to Three Months Ended June 30, 2011 (Unaudited)

	For the three months ended June 30,		Dollar variance favorable	% variance favorable
	2012	2011	(unfavorable)	(unfavorable)
Net sales	$646,427	$651,882	$(5,455)	(0.8%)
Cost of sales	599,696	357,157	(242,539)	(67.9%)
Gross profit	46,731	294,725	(247,994)	(84.1%)

Operating expenses
Selling, marketing and advertising	201,054	34,750	(166,304)	(478.6%)
General and administrative	359,415	230,144	(129,271)	(56.2%)
Total operating expenses	560,469	264,894	(295,575)	(111.6%)

Operating income (loss)	(513,738)	29,831	(543,569)	(1,822.2%)

Other income (expense)
Interest income	407	241	166	68.9%
Interest expense	(85)	(12,616)	12,531	99.3%
Other income	521	-	521	-
Total other income (expense)	843	(12,375)	13,218	106.8%

Profit (loss) before provision for income taxes	(512,895)	17,456	(530,351)	(3,038.2%)
Provision for income taxes	-	800	800	100.0%
Net income (loss)	$(512,895)	$16,656	$(529,551)	(3,179.3%)

Net Sales. Net sales decreased by $5,455, or 1% in the second quarter of 2012 compared to the second quarter of 2011, primarily due to $51,046 decrease in non-recurring projects offset by $45,591 increase in recurring monthly maintenance and support contracts with new and existing customers.

Gross Profit. Gross profit decreased by $247,994, or 68%, in the second quarter of 2012 compared to the second quarter of 2011. The decrease in gross profit primarily resulted from the decrease in net sales referenced under Net Sales above, approximately $171,000 in salaries and related expenses for new engineering and software development personnel for current and upcoming projects, and approximately $68,000 more for 3rd party contracted resources as we transitioned to more in-house personnel.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased by $166,304, or 479%, in the second quarter of 2012 compared to the second quarter of 2011. 73% of the increase was due to increased salary and payroll related expenses, primarily due to the addition of one new employee in August 2011 and one in September 2011, 17% was due to increased outside services, 6% was due to increased advertising expense, 3% was due to increased travel, and 1% was due to other selling expenses.

General and Administrative Expenses. General and Administrative expenses increased by $129,271, or 56%, in the second quarter of 2012 compared to the second quarter of 2011. The increase was primarily due to increases of $94,937 in salary and payroll related expenses, an increase of $20,894 in rent, an increase of $12,500 in software expenses, an increase of $6,514 in depreciation expense, an increase of $4,086 in audit expense, and an increase of $2,922 in other expenses, offset by a decrease of $9,671 in consulting and outside services, and a decrease of $2,911 in legal expenses.

Interest Expense. Interest expense decreased by $12,531 in the second quarter of 2012 as compared to the second quarter of 2011. The decrease was primarily due to $12,466 in interest expense related to the Notes in the second quarter of 2011 compared to $0 in the second quarter of 2012. There were no Notes in the second quarter of 2012.

Results of Operations – Six Months Ended June 30, 2012 and 2011

The following discussions are based on the consolidated balance sheets as June 30, 2012 (unaudited) and December 31, 2011 and statement of operations for the six months ended June 30, 2012 and 2011(unaudited) and notes thereto.

The tables presented below, which compare AllDigital’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

Six Months Ended June 30, 2012 (Unaudited) Compared to Six Months Ended June 30, 2011 (Unaudited)

	For the six months ended June 30,		Dollar variance favorable	% variance favorable
	2012	2011	(unfavorable)	(unfavorable)
Net sales	$1,598,276	$1,091,711	$506,565	46.4%
Cost of sales	1,242,975	628,472	(614,503)	(97.8%)
Gross profit	355,301	463,239	(107,938)	(23.3%)

Operating expenses
Selling, marketing and advertising	387,533	66,920	(320,613)	(479.1%)
General and administrative	828,910	366,266	(462,644)	(126.3%)
Total operating expenses	1,216,443	433,186	(783,257)	(180.8%)

Operating income (loss)	(861,142)	30,053	(891,195)	(2,965.4%)

Other income (expense)
Interest income	852	407	445	109.3%
Interest expense	(85)	(22,091)	22,006	99.6%
Other income	521	-	521	-
Total other income (expense)	1,288	(21,684)	22,972	105.9%

Profit (loss) before provision for income taxes	(859,854)	8,369	(868,223)	(10,374.3%)
Provision for income taxes	2,400	1,600	(800)	(50.0%)
Net income (loss)	$(862,254)	$6,769	$(869,023)	(12,838.3%)

Net Sales. Net sales increased by $506,565, or 46% in the first six months of 2012 compared to the first six months of 2011, primarily due to recognition of percentage of completion related to our contracts with three of our largest customers, completion of projects with new customers, and recurring monthly maintenance and support contracts with new and existing customers.

Gross Profit. Gross profit decreased by $107,938, or 23%, in the first six months of 2012 compared to the first six months of 2011. The decrease in gross profit primarily resulted from approximately $335,000 in salaries and related expenses for new engineering and software development resources for current and upcoming projects, and approximately $248,000 more for 3rd party contracted resources as we transitioned to more in-house personnel.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased by $320,613, or 479%, in the first six months of 2012 compared to the first six months of 2011. 70% of the increase was due to increased salary and payroll related expenses, primarily due to the addition of one new employee in August 2011 and one in September 2011, 10% was due to increased advertising expense, 9% was due to increased outside services, 7% was due to increased travel, and 4% was due to other selling expenses.

General and Administrative Expenses. General and Administrative expenses increased by $462,644, or 126%, in the first six months of 2012 compared to the first six months of 2011. The increase was primarily due to increases of $234,238 in salary and payroll related expenses, an increase of $42,194 in rent expense, an increase of $36,293 in legal expense, an increase in bad debt expense of $34,072 related to one customer, an increase of $29,343 in accounting expense, an increase of $22,446 in software maintenance and support, an increase of $15,071 in depreciation and amortization, an increase of $11,952 in equipment expense, an increase of $11,808 for phones expense, an increase of $10,369 in consultants and outside services, and an increase of $14,858 in other expenses.

Interest Expense. Interest expense decreased by $22,006 in the first six months of 2012 as compared to the first six months of 2011. The decrease was primarily due to $21,781 in interest expense related to the Notes in the first six months of 2011 compared to $0 in the first six months of 2012. There were no Notes in the first six months of 2012.

Liquidity and Capital Resources

As of June 30, 2012, we had current assets of $844,685, including $612,064 in cash and cash equivalents.

Cash decreased $386,789 from $998,853 at December 31, 2011 to $612,064 at June 30, 2012, due primarily to net cash used in operating activities of $351,529 in the first six months of 2012. Net cash used in operating activities consisted of $862,254 in operating loss, $62,096 increase in prepaid expenses, and $56,042 increase in account receivable, offset by $284,217 increase in accounts payable and accrued expenses, $170,672 increase in deferred revenue, $162,294 in noncash adjustments, and $11,680 decrease in deferred costs. Net cash provided by operating activities was $69,485 for six months ended June 30, 2011.

$35,260 cash was used in investing activities in the first six months of 2012. $26,760 was used for the purchase of furniture, computer equipment and building signs and $8,500 was used for the purchase of a domain name. $54,688 was used in investing activities for the purchase of computer equipment and software in the first six months of 2011.

No cash was provided by financing activities in the first six months of 2012. In November 2010, AllDigital commenced an offering of up to $500,000 in convertible promissory notes in a bridge financing in order to raise funds primarily to pay the legal, audit and other transaction costs directly related to the completed Merger transaction with Aftermarket. The final $200,000 of the $500,000 bridge financing was provided in the first six months of 2011. Amounts raised in the bridge financing were converted into common stock and warrants as part of the approximately $1,000,000 offering conducted by Aftermarket that closed immediately prior to the merger.

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

We will likely need to raise additional capital in order to continue and grow our operations, and we may be unable to obtain additional capital on reasonable terms, or at all.

We generated negative cash flows from operations during the six months ended June 30, 2012, have a working capital deficiency at June 30, 2012 and have limited cash. If we continue to use cash in our operations, we will need to raise capital. Given our early stage of operations, we do not expect that bank or other institutional debt financing will be available. We expect that any capital we raise will be through the issuance of equity securities, warrants or similar securities. We have no commitments from any parties to provide capital and may not be able to raise capital on reasonable terms, or at all. If we need, and are unable to raise, capital, we will be required to significantly curtail our marketing efforts and may be required to cease operations.

We will be unable to implement our business plan if we cannot raise sufficient capital and may be required to pay a high price for capital.

We had current assets of $844,685 and current liabilities of $956,973, for negative net working capital of $112,288, as of June 30, 2012. We will need to obtain additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

To date, we have only designed, developed, tested and operated a pilot version of our Media i/o platform. We have not yet developed, tested and/or operated the production version of our Media i/o platform and certain related services in full commercial operation, and may be unable to so. In addition, once developed and tested, our Media i/o platform and certain related services may not perform as expected when placed into commercial use, which would significantly harm our results of operations and financial condition.

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

Through the six-month period ending June 30, 2012, AllDigital’s three largest billing relationships accounted for approximately 68% of its total billings. Our agreements with many of these key customers and/or partners expire in any given year unless renewed by the customer and/or partner, are terminable at any time upon short-term notice, or are otherwise generally terminable during 2012. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products and services could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

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

We operate pursuant to a business-to-business model, and therefore we normally do not handle large volumes of personally identifiable information (such as employee data, customer data, data that our customers collect from their customers, and information regulated by the Health Insurance Portability and Accountability Act of 1996) for our customers. However, the nature of some of our products and services require us to have access to such confidential information. Unauthorized access to our platform and underlying infrastructure, including certain servers for example, may jeopardize the security of confidential information stored in our computer systems and our customers’ computer systems, which may result in liability to our customers and also may deter potential customers.

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

The market for the distribution of content and Pairing of Digital Services to Devices is relatively new and evolving. As a result, we cannot be certain that a viable market for our products and services will be sustainable. Factors that may inhibit the growth of this market include:

●	Our customers may limit their distribution of content and related Digital Services over the Internet because of issues related to protection of copyrights, royalty payments to artists and publishers, illegal copying and distribution of data and other intellectual property rights issues.

●	Congestion of data networks, or consumer reluctance to purchase high-speed Internet connectivity for their Device, may limit the growth of the distribution of content and related Digital Services to Devices.

●	Consumers may determine not to view or access Digital Services on their Devices because of, among other factors, poor reception of the broadcast or other delivery of the services, or the creation or expansion of competing technologies, that provide a similar service at lower cost or with better features.

●	New laws and regulations may negatively affect consumers’ and businesses’ use of the Internet or Devices, thereby reducing demand.

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

In light of our status as a public company and the early stage of our business, we are subject to a variety of laws and regulatory regimes in addition to those applicable to all businesses generally. For example, we are subject to the reporting requirements applicable to United States reporting issuers, such as the Sarbanes-Oxley Act of 2002, and certain state and provincial securities laws. In addition, because we are in an early stage of development and intend on issuing securities to raise capital and use acquisitions for growth, our actions will be governed by state and federal securities laws and laws governing acquisitions, which are complex. In connection with such laws, we may be subject to periodic audits, inquiries and investigations. Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect the execution of our business plan.

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

Our ability to issue Preferred Stock and common stock may significantly dilute ownership and voting power, negatively affect the price of our common stock and inhibit hostile take overs.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

(a) Based on their evaluation as of June 30, 2012, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

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

ALLDIGITAL HOLDINGS, INC.

August 14, 2012	By:	/s/ Paul Summers
Date		Paul Summers,
Chief Executive Officer

August 14, 2012	By:	/s/ John Walpuck
Date		John Walpuck,
Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith

31.1	Rule13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section1350 Certification of Chief Financial Officer	Filed herewith

