Form 10-Q
period 2012-09-30
ALLDIGITAL HOLDINGS, INC.
filed 2012-11-14
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number:333-141676

ALLDIGITAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-5354797 ( I.R.S. Employer Identification No. )

220 Technology Drive Suite 100, Irvine, California (Address of principal executive offices)	92618 (Zip Code)

(949) 250-7340

(Registrant’s telephone number, including area code)

 _____________________________________________

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

As of November 14, 2012, there were 25,440,728 shares of the registrant’s common stock issued and outstanding.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Form 10-Q”), other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected sales, costs, expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of this Report, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results and projections, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

2

3

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$648,632	$998,853
Accounts receivable, net of allowance of $0 and $0	163,422	109,556
Deferred costs	-	11,680
Prepaid expenses and other current assets	68,920	38,999
Total current assets	880,974	1,159,088
Property and Equipment, net	91,446	88,467
Other Assets
Deposits	11,164	11,164
Intangibles – domain names	19,750	11,250
Total assets	$1,003,334	$1,269,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$553,756	$289,302
Deferred revenue	384,064	212,781
Total current liabilities	937,820	502,083

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none and none issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 25,440,728 and 25,390,728 issued and outstanding, respectively	25,441	25,391
Additional paid-in capital	2,187,045	1,990,528
Accumulated deficit	(2,146,972)	(1,248,033)
Total stockholders’ equity	65,514	767,886

Total liabilities and stockholders’ equity	$1,003,334	$1,269,969

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$868,956	$741,558	$2,467,232	$1,833,269
Cost of sales	661,165	501,600	1,904,140	1,130,072
Gross profit	207,791	239,958	563,092	703,197
Operating expenses
Selling, marketing, and advertising	100,588	69,403	488,121	136,323
General and administrative	339,074	449,165	1,167,984	815,431
Total operating expenses	439,662	518,568	1,656,105	951,754
Loss from continuing operations	(231,871)	(278,610)	(1,093,013)	(248,557)

Other income (expense)
Interest income	213	251	1,065	658
Interest expense	(27)	(3,964)	(112)	(26,055)
Organization costs write off	-	(790,840)	-	(790,840)
Other income	195,000	-	195,521	-
Total other income (expense)	195,186	(794,553)	196,474	(816,237)
Loss from continuing operations before provision for income taxes	(36,685)	(1,073,163)	(896,539)	(1,064,794)
Provision for income taxes		(800)	(2,400)	(2,400)
Net loss from continuing operations	(36,685)	(1,073,963)	(898,939)	(1,067,194)
Income from discontinued operations	-	5,000	-	5,000
Net loss	$(36,685)	$(1,068,963)	$(898,939)	$(1,062,194)
Basic and diluted net loss from continuing operations per share	$(0.00)	$(0.05)	$(0.04)	$(0.05)
Net income from discontinued operations per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted net loss per share	$(0.00)	$(0.05)	$(0.04)	$(0.05)
Basic and diluted weighted-average shares outstanding	25,401,054	23,099,115	25,394,195	19,718,383

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(898,939)	$(1,062,194)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,677	10,099
Stock based compensation	181,517	85,439
Warrants issued for services	2,550	33,150
Stock and warrants issued for services		20,700
Organization costs		790,840
Changes in operating assets and liabilities:
Accounts receivable	(53,867)	11,195
Deferred costs	11,680	92,824
Prepaid expenses and other current assets	(29,921)	(31,183)
Deferred revenue	171,284	384,437
Accounts payable and accrued expenses	264,454	131,331
Net cash provided by (used in) operating activities	(321,565)	466,638

Cash Flows From Investing Activities
Purchase of property and equipment	(32,656)	(92,987)
Cash receive in acquisition		1,678
Payment for intangible - domain name	(8,500)	-
Net cash used in investing activities	(41,156)	(91,309)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable – bridge	-	200,000
Issuance of common stock	12,500	481,650
Net cash provided by financing activities	12,500	681,650
Net Increase (Decrease) in Cash and Cash Equivalents	(350,221)	1,056,979
Cash and Cash Equivalents – beginning of period	998,853	267,981
Cash and Cash Equivalents – end of period	$648,632	$1,324,960

Supplemental disclosures of cash flow information:
Interest paid	$112	$438
Income taxes paid	$2,400	$2,400

See accompanying notes to these unaudited consolidated financial statements.

Supplemental schedule of noncash investing and financing activities:

During the nine months ended September 30, 2012, the Company entered into no noncash transactions.

During the nine months ended September 30, 2011, the Company entered into the following noncash transactions:

●	Issued 195,000 warrants for services valued at $33,150.
●	Converted $500,000 in bridge notes payable and $28,582 in accrued interest into 2,114,332 shares of common stock and 1,057,166 warrants.
●	Converted $10,700 in a note payable into 42,800 shares of common stock and 21,400 warrants.
●	Converted $10,000 in accrued expenses into 40,000 shares of common stock and 20,000 warrants.
●	Recorded $790,840 in organization costs in the Merger with Aftermarket Express.
●	Converted $47,500 in accrued expenses into 190,000 shares of common stock and 95,000 warrants.

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

In November 2010, AllDigital commenced an offering of up to $500,000 in convertible promissory notes (the “Notes”) in a bridge financing in order to raise funds primarily to pay the legal, audit and other transaction costs directly related to a merger (the "Merger") with Aftermarket Enterprises, Inc. (“Aftermarket”), a fully reporting company quoted on the OTC Bulletin Board (but not actively traded). Following consummation of the Merger, AllDigital’s shareholders held a majority of the outstanding capital stock of Aftermarket. In connection with the Merger, Aftermarket (which was the surviving company in the Merger and subsequently renamed AllDigital Holdings, Inc.), also conducted an offering to raise approximately $1,000,000 in aggregate proceeds (including the Notes). As of December 31, 2010, AllDigital raised $500,000 in Notes through the bridge financing. On July 29, 2011, the Merger was consummated and Aftermarket acquired all of the assets and operations of AllDigital (See Note 10), including the conversion of the $500,000 in Notes plus accrued interest.

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

Liquidity

The Company generated negative cash flows from operations, and has a working capital deficiency at September 30, 2012. During the second quarter of 2012, the Company began to aggressively take action to generate positive cash flows from operations in future periods and continued to take such action in the third quarter of 2012. The Company believes that it experienced a temporary slowdown in sales in the second quarter of 2012, and in the second quarter of 2012 began making significant changes in order to more aggressively increase sales in future periods. In addition, the Company continues to aggressively manage and monitor its overall operating expenditures in response to general economic and internet market conditions. Our objective is to balance investment in the Company’s sales, product and platform development, and operating functions and capabilities, as summarized herein, while conserving our financial resources to ensure we have sufficient liquidity to fund our planned business operations. Should we not be able to reduce our operating losses and negative cash flows, we may have to restructure our operations.

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

Revenue Recognition

The Company recognizes recurring and nonrecurring service revenue in accordance with the authoritative guidance for revenue recognition, including guidance on revenue arrangements with multiple deliverables. In general, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Revenue from certain design and development contracts, where a solution is designed, developed or modified to a customer’s specifications, is recognized on a percentage of completion basis in accordance with ASC 605-35 based on the cost-to-cost method, provided such costs can be reasonably estimated. The Company’s revenue recognition practices related to such contracts include: developing an approved budget; comparing actual period costs to the budget as a percentage; recognizing revenue for the period based upon the percentage of actual costs incurred compared to total estimated costs, and performing monthly budget-actual reviews, updates, and adjustments as needed. The impact on revenues as a result of these revisions is included in the periods in which the revisions are made. For contracts for which the Company is unable to reasonably estimate total contract costs, the Company waits until contract completion to recognize the associated revenue.

Nonrecurring revenues also include “on-boarding” professional services that involve the development or integration of a customer’s software application, digital service, system, or Application Programming Interface (“API”) to connect with the AllDigital platform. On-boarding professional services projects are typically of a short duration and smaller revenue amounts. The Company recognizes revenue for on-boarding professional services upon project completion and acceptance.

Monthly recurring revenues are recognized ratably over the period in which they are delivered and earned. The Company typically charges monthly recurring platform fees, as well as monthly recurring charges for our back-end storage, cloud processing, origin transit, and maintenance and support services. These fees are generally billed based on a minimum commitment plus actual usage basis, and the term of such customer contracts vary typically from 12 to 24 months.

Rarely, a customer contract will include revenue arrangements that consist of multiple product and service deliverables. Such contracts are accounted for in accordance with ASC 605-25, as amended by ASU 2009-13. For the Company’s multiple-element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Revenue is then allocated to each unit of accounting based on the estimated selling price determined using a hierarchy of evidence based first on Vendor-Specific Objective Evidence (“VSOE”) if it exists, based next on Third-Party Evidence (“TPE”) if VSOE does not exist, and finally, if both VSOE and TPE do not exist, based on the Company’s best estimate of selling price (“BESP”). If deliverables cannot be separated into more than one unit, then the Company does not recognize revenue until all deliverables have been delivered and accepted.

Accounts Receivable:

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $0 at September 30, 2012 and at December 31, 2011. The Company generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development contracts to facilitate its working capital needs.

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

At September 30, 2012, the Company had 1,527,431 options and 3,892,274 warrants that could potentially dilute the number of shares outstanding. At September 30, 2011, the Company had 493,056 options and 2,351,866 warrants that could potentially dilute the number of shares outstanding.

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

Assets subject to this classification at September 30, 2012 and December 31, 2011 were cash and cash equivalents that are considered Level 1 assets.

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

Impairment of Long-Lived and Intangible Assets

The Company accounts for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the Company may not recover the carrying amount of an asset. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, the Company recognizes an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. The Company had no impairment charges during the nine months ended September 30, 2012. The Company recorded $790,840 in organization costs writeoff related to the Merger with Aftermarket Enterprises during the nine months ended September 30, 2011.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with guidance issued by the FASB, which requires the measurement and recognition of compensation expense for all share based payment awards made to employees and directors based on the estimated grant date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Stock-based compensation expense recognized for employees, directors and consultants for the periods ended September 30, 2012 and 2011 was $181,517 and $85,439, respectively, and is included in cost of sales and operating expenses.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(unaudited)

Furniture and fixtures	$11,618	$5,451
Computer equipment	80,771	56,332
Software	45,833	45,833
Signs	2,050	-
Less accumulated depreciation and amortization	(48,826)	(19,149)

	$91,446	$88,467

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(unaudited)

Accounts payable	$269,937	$108,222
Accrued personnel costs	227,571	170,365
Accrued professional fees	7,624	6,604
Other	48,624	4,111

	$553,756	$289,302

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

Below are leases that the Company has entered into for equipment.

Effective Date	Length	Monthly $	Item(s)
May 1, 2011	3 years	$423	Computer servers
June 1, 2011	3 years	$892	Computer servers
October 4, 2011	3 years	$902	Computer servers
December 21, 2011	3 years	$940	Phone system
February 14, 2012	3 years	$767	Computer servers
May 4, 2012	3 years	$921	Computer servers

Rent expense for the nine months ended September 30, 2012 and 2011 was $138,025 and $41,596, respectively.

Future minimum lease payments under operating leases at September 30, 2012 are:

Year ended
September 30,

2013	$183,581
2014	$180,436
2015	$44,403
Total	$408,420

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

In September 2012, 50,000 shares of common stock were issued upon the exercise of options for $12,500 in cash.

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

During the nine months ended September 30, 2012, the Company issued 951,000 options under the Plan to certain employees. During the nine months ended September 30, 2012, 635,000 options were forfeited. During the nine months ended September 30, 2012, 50,000 options were exercised.

As of September 30, 2012, there were 3,884,000 shares of common stock available for grant under the Plan.

A summary of the status of the options granted is as follows:

	Shares	Weighted- average exercise price	Average remaining contractual term - years	Aggregate intrinsic value

Outstanding, December 31, 2011	4,350,000	$0.25	9.63	$739,500
Granted	951,000	$0.46	9.60	28,050
Forfeited	(635,000)	$0.41	-	(39,950)
Exercised	(50,000)	$0.25	-	(8,500)
Outstanding, September 30, 2012	4,616,000	$0.27	8.96	$719,100
Exercisable:
September 30, 2012	1,527,431	$0.25	8.86	$255,413

A summary of the status of the Company’s non-vested options and changes during the nine months ended September 30, 2012, is presented below:

Nonvested Options	Shares	Weighted- average grant-date fair value

Nonvested at December 31, 2011	3,679,861	$0.17
Granted	951,000	$0.44
Forfeited	(635,000)	$0.38
Exercised	(50,000)	$0.17
Vested	(857,292)	$0.18
Nonvested at September 30, 2012	3,088,569	$0.21

As of September 30, 2012, there was $644,187 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining weighted-average vesting period of 2.72 years. The total fair value of options vested during the nine months ended September 30, 2012 was $153,990. The aggregate intrinsic value of the options expected to vest in the future was $463,687.

For calculation of fair value for options granted in 2012, the average volatility used was 196%, the risk-free interest rate used ranged from 1.49% to 2.0%, the weighted average exercise price was $0.45, the term was ten years, and the average fair value calculated was $0.44.

Warrants

In July 2011, the Company issued 963,300 warrants as part of the Units sold in a $481,650 offering. In July 2011, the Company issued 1,057,166 warrants as part of the Units in conversion of $500,000 bridge notes payable and $28,582 related accrued interest expense. In July 2011, the Company issued 95,000 warrants to an officer as part of the Units as payment for $47,500 accrued expenses. In July 2011, the Company issued 60,000 warrants to a consultant as part of a payment for an accrued expense. In July 2011, the Company issued 45,000 warrants to a consultant as part of a payment for an accrued expense. In August 2011, the Company issued 20,000 warrants to a consultant as part of a payment for $10,000 of accrued expenses. In August 2011, the Company issued 45,000 warrants to a consultant as part of a payment for an accrued expense. In September 2011, the Company issued 21,400 warrants to the former owner of Aftermarket Enterprises as part of a payment for a $10,700 note payable. In September 2011, the Company issued 45,000 warrants to a consultant as part of a payment for an accrued expense. In October 2011, the Company issued 1,525,408 warrants to the pre-merger Aftermarket Enterprises stockholders. In October 2011, the Company issued 15,000 warrants to a consultant as part of a payment for an accrued expense. As of September 30, 2012, no warrants had been exercised, and all warrants were outstanding.

A summary of the status of the warrants granted is as follows:

	Shares	Weighted- average exercise price

Outstanding – December 31, 2011	3,892,274	$0.49
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding – September 30, 2012	3,892,274	$0.49

Exercisable – September 30, 2012	3,892,274	$0.49

The following table summarizes information about warrants outstanding at September 30, 2012:

Outstanding				Exercisable
Range of exercise prices	Number of warrants outstanding	Weighted-average remaining contractual life (in years)	Weighted- average exercise price	Number of warrants exercisable	Weighted- average exercise price
$0.25	150,000	3.91	$0.25	150,000	$0.25
$0.275	60,000	3.83	$0.275	60,000	$0.275
$0.50	3,682,274	1.93	$0.50	3,682,274	$0.50
$0.25 - $0.50	3,892,274	2.03	$0.49	3,892,274	$0.49

NOTE 7 - INCOME TAXES

The Company establishes a valuation allowance when it is more likely than not that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of September 30, 2012 and December 31, 2011, the valuation allowance for deferred tax assets totaled approximately $519,500 and $238,500, respectively. For the nine months ended September 30, 2012, the increase in the valuation allowance was $281,000.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of September 30, 2012, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1,200,000 and $1,100,000, respectively, which expire through 2031. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

The Company has not recognized any liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2012 and December 31, 2011, the Company had no accrual for the payment of interest or penalties. All years for which income tax returns have been prepared are subject to examination.

NOTE 8 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Major Customers

At September 30, 2012 and December 31, 2011, three and four customers accounted for 76% and 98% of the outstanding accounts receivable, respectively.

For the nine months ended September 30, 2012 and 2011, three and three customers accounted for 66% and 79% of total revenue, respectively.

Major Vendors

At September 30, 2012 and December 31, 2011, two and four vendors accounted for 70% and 87% of the outstanding accounts payable, respectively.

For the nine months ended September 30, 2012 and 2011, four and three vendors accounted for 79% and 71% of total purchases, respectively.

Concentrations of Credit Risk

Financial instruments that may subject the Company to credit risk include uninsured cash-in-bank balances. The Company places its cash with high quality financial institutions located in Southern California. From time to time, such balances exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash balances. As of September 30, 2012, the Company’s uninsured cash was $100,341.

NOTE 9 – SEGMENT INFORMATION

The Company currently operates in one business segment, digital media services. All fixed assets are located at the Company’s headquarters and data centers located in the United States. All sales for the nine months ended September 30, 2012 were in the United States and Canada.

NOTE 10 - SIGNIFICANT AGREEMENTS

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

NOTE 11 - SUBSEQUENT EVENTS

On October 9, 2012, the Company announced that it signed an engagement letter with Merriman Capital, Inc., an investment banking firm, to function as its capital markets advisor. Merriman will advise AllDigital on various strategic matters, including potentially raising capital.

On November 1, 2012, the Company entered into a three-year Lease Agreement for the lease of computer servers. The lease amount is $333 per month.

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

Aftermarket Enterprises, Inc. (“Aftermarket” with reference to periods or operations prior to the Merger; “AllDigital Holdings” for periods following the Merger) acquired all of the assets and operations of AllDigital, Inc. (“AllDigital”) in a reverse triangular merger (the “Merger”) that was effected on July 29, 2011. Effective August 25, 2011, Aftermarket Enterprises name was changed to AllDigital Holdings, Inc. AllDigital, Inc. is now AllDigital Holdings, Inc.’swholly-owned operating subsidiary. As of the date of the Merger, the Company had two business lines: AllDigital, Inc.’s digital media services business and Aftermarket’s automotive accessories business. On September 27, 2011, AllDigital Holdings sold the automotive accessories business to the former president of Aftermarket.

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

Certain Defined Terms

In this Report, we use certain technical terms to describe our business, which terms are important to an understanding of our business, including the following:

●	“Apps” are software applications that operate on a Device, and which can act as the front-end of a remotely hosted, cloud-based Digital Service.

●	“Devices” are Internet-connected devices, including without limitation smart phones, tablet computers, desktop and laptop computers, game consoles, televisions, home theatre systems, streaming players, “smart” appliances, and digital signage.

●	“Digital Services” are remotely hosted, cloud-based software applications intended for use on, interactivity with, and the delivery of digital media to or from, one or more Devices. Examples of Digital Services including NetFlix’s Movies On-Demand, Google Maps, Pandora Radio, Amazon’s Kindle, and Facebook.

●	“Pairing” is the process of setting-up and managing the ongoing data exchange between a Digital Service and a Device. Pairing includes not only the initial process of ensuring the compatibility of the Digital Service with one or more Devices but may also include any or all of the following:

●	managing various elements of and processes related to the ongoing data exchange between a Digital Service and a Device, including Device compatibility, security, quality of service, and dynamic updates;

●	procuring and managing high-speed and scalable cloud-based storage;

●	applying real-time business rules, work flows, and processes to data assets (e.g., such as converting master video files into formats compatible with the target Device) and Digital Services (e.g., user authentication); and

●	acting as the origin for data exchange between the Digital Service and Device.

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

For the first nine months of 2012, we have continued to expand existing customer relationships, established new customer relationships through word of mouth and partner referrals, continued to develop and mature different elements of the Media i/o platform and overall product portfolio, and worked with selected customers on novel digital media and Digital Service to Device implementations.

General Outlook

Since our inception, there has been significant and growing interest in our services.

We recognized $2,467,232 in revenues for the nine months ended September 30, 2012, compared to $1,833,269 in revenues for the same period in 2011. Our customers to date have largely been a result of direct sales, word of mouth, or partner referrals.

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

Results of Operations – Three Months Ended September 30, 2012 and 2011

The following discussions are based on the consolidated balance sheets as September 30, 2012 (unaudited) and December 31, 2011 and statement of operations for the three months ended September 30, 2012 and 2011(unaudited) and notes thereto.

The tables presented below, which compare AllDigital’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.
●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

Three Months Ended September 30, 2012(Unaudited) Compared to Three Months Ended September 30, 2011 (Unaudited)

	For the three months ended September 30,		Dollar variance favorable	% variance favorable
	2012	2011	(unfavorable)	(unfavorable)
Net sales	$868,956	$741,558	$127,398	17.2%
Cost of sales	661,165	501,600	(159,565)	(31.8%)
Gross profit	207,791	239,958	(32,167)	(13.4%)

Operating expenses
Selling, marketing and advertising	100,588	69,403	(31,185)	(44.9%)
General and administrative	339,074	449,165	110,091	24.5%
Total operating expenses	439,662	518,568	78,906	15.2%

Loss from continuing operations	(231,871)	(278,610)	46,739	16.8%

Other income (expense)
Interest income	213	251	(38)	(15.1%)
Interest expense	(27)	(3,964)	3,937	99.3%
Organization costs writeoff	-	(790,840)	790,840	100.0%
Other income	195,000	-	195,000	-
Total other income (expense)	195,186	(794,553)	989,739	124.6%

Loss from continuing operations before provision for income taxes	(36,685)	(1,073,163)	1,036,478	96.6%
Provision for income taxes	-	800	800	100.0%
Net loss from continuing operations	(36,685)	(1,073,963)	1,037,278	96.6%
Income from discontinued operations	-	5,000	(5,000)	(100.0%)
Net loss	$(36,685)	$(1,068,963)	$1,032,278	96.6%

Net Sales. Net sales increased by $127,398, or 17% in the third quarter of 2012 compared to the third quarter of 2011, primarily due to $119,584 increase in non-recurring projects and by $7,814 increase in recurring monthly maintenance and support contracts with new and existing customers.

Gross Profit. Gross profit decreased by $32,167, or 13%, in the third quarter of 2012 compared to the third quarter of 2011. The decrease in gross profit primarily resulted from an increase in cost of sales of $159,565 partially offset by an increase in sales of $127,398. The increase in cost of sales was primarily due to an increase in engineering and software development personnel for current and future projects of $234,667 offset by a decrease of $109,058 for 3rd party contracted services.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased by $31,185, or 45%, in the third quarter of 2012 compared to the third quarter of 2011. 85% of the increase was due to increased salary and payroll related expenses, 19% was due to increased advertising expense, and a decrease of 4% was due to other selling expenses.

General and Administrative Expenses. General and Administrative expenses decreased by $110,091, or 25%, in the third quarter of 2012 compared to the third quarter of 2011. The decrease was primarily due to decreases of $94,256 in consultants and outside services, $31,309 in legal expenses, $21,625 in audit expenses, and $4,093 in salary and payroll related expenses, offset by increases of $20,047 in rent, $12,500 in software expenses, $4,507 in depreciation expense, and $4,138 in other expenses.

Interest Expense. Interest expense decreased by $3,937 in the third quarter of 2012 as compared to the third quarter of 2011. The decrease was primarily due to $3,836 in interest expense related to the Notes in the third quarter of 2011 compared to $0 in the third quarter of 2012. There were no Notes in the third quarter of 2012.

Organization Costs Writeoff. Organization costs writeoff were $0 in the third quarter of 2012 compared to $790,840 in the third quarter of 2011. These costs were incurred in connection with the July 2011 Merger and were determined to have no future value.

Other Income. Other income was $195,000 in the third quarter of 2012 compared to $0 in the third quarter of 2011. This was the result of a settlement with a former customer.

Results of Operations – Nine Months Ended September 30, 2012 and 2011

The following discussions are based on the consolidated balance sheets as September 30, 2012 (unaudited) and December 31, 2011 and statement of operations for the nine months ended September 30, 2012 and 2011(unaudited) and notes thereto.

The tables presented below, which compare AllDigital’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.
●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

Nine Months Ended September 30, 2012(Unaudited) Compared to Nine Months Ended September 30, 2011 (Unaudited)

	For the nine months ended September 30,		Dollar variance favorable	% variance favorable
	2012	2011	(unfavorable)	(unfavorable)
Net sales	$2,467,232	$1,833,269	$633,963	34.6%
Cost of sales	1,904,140	1,130,072	(774,068)	(68.5%)
Gross profit	563,092	703,197	(140,105)	(19.9%)

Operating expenses
Selling, marketing and advertising	488,121	136,323	(351,798)	(258.1%)
General and administrative	1,167,984	815,431	(352,553)	(43.2%)
Total operating expenses	1,656,105	951,754	(704,351)	(74.0%)

Loss from continuing operations	(1,093,013)	(248,557)	(844,456)	(339.7%)

Other income (expense)
Interest income	1,065	658	407	61.9%
Interest expense	(112)	(26,055)	25,943	99.6%
Organization costs writeoff	-	(790,840)	790,840	100.0%
Other income	195,521	-	195,521	-
Total other income (expense)	196,474	(816,237)	1,012,711	124.1%

Loss from continuing operations before provision for income taxes	(896,539)	(1,064,794)	168,255	15.8%
Provision for income taxes	(2,400)	(2,400)	-	-
Net loss from continuing operations	(898,939)	(1,067,194)	168,255	15.8%
Income from discontinued operations	-	5,000	(5,000)	(100.0%)
Net loss	$(898,939)	$(1,062,194)	$163,255	15.4%

Net Sales. Net sales increased by $633,963, or 35% in the first nine months of 2012 compared to the first nine months of 2011, due to $368,806 increase in recognition of percentage of completion related to our contracts and completion of projects with new customers, and $265,157 in recurring monthly maintenance and support contracts with new and existing customers.

Gross Profit. Gross profit decreased by $140,105, or 20%, in the first nine months of 2012 compared to the first nine months of 2011. The decrease in gross profit primarily resulted from $569,282 in salaries and related expenses for new engineering and software development resources for current and future projects, $138,670 more for 3rd party contracted resources as we transitioned to more in-house personnel, $30,711 more equipment expenses, $27,450 more operating leases, and $7,955 other cost of sales, offset by $633,963 increased net sales.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased by $351,798, or 258%, in the first nine months of 2012 compared to the first nine months of 2011. 72% of the increase was due to increased salary and payroll related expenses, primarily due to the addition of one new employee in August 2011 and one in September 2011, 10% was due to increased advertising expense, 8% was due to increased outside services, 6% was due to increased travel, and 4% was due to other selling expenses.

General and Administrative Expenses. General and Administrative expenses increased by $352,553, or 43%, in the first nine months of 2012 compared to the first nine months of 2011. The increase was primarily due to increases of $230,145 in salary and payroll related expenses, $62,241 in rent expense, $34,946 in software maintenance and support, bad debt expense of $34,072 related to one customer, $19,577 in depreciation and amortization, $15,003 for phones and internet expense, $11,062 in equipment expense, $7,718 in accounting expense, $4,985 in legal expense, and $16,691 in other expenses, offset by a decrease of $83,887 in consultants and outside services primarily related to the third quarter 2011 reverse merger.

Interest Expense. Interest expense decreased by $25,943 in the first nine months of 2012 as compared to the first nine months of 2011. The decrease was primarily due to $25,616 in interest expense related to the Notes in the first nine months of 2011 compared to $0 in the first nine months of 2012. There were no Notes in the first nine months of 2012.

Organization Costs Writeoff. Organization costs writeoff were $0 in the first nine months of 2012 compared to $790,840 in the first ninth months of 2011. These costs were incurred in connection with the July 2011 Merger and were determined to have no future value.

Other Income. Other income was $195,521 in the first nine months of 2012 compared to $0 in the first nine months of 2011. $195,000 was the result of a settlement with a former customer.

Liquidity and Capital Resources

As of September 30, 2012, we had current assets of $880,974, including $648,632 in cash and cash equivalents. As of December 31, 2011, we had current assets of $1,159,088, including $998,853 in cash and cash equivalents.

Cash decreased $350,221 from $998,853 at December 31, 2011 to $648,632 at September 30, 2012, due primarily to net cash used in operating activities of $321,565 in the first nine months of 2012. Net cash used in operating activities consisted of $898,939 in operating loss, $53,867 increase in account receivable, and $29,921 increase in prepaid expenses, offset by $264,454 increase in accounts payable and accrued expenses, $213,744 in noncash adjustments, $171,284 increase in deferred revenue, and $11,680 decrease in deferred costs. Net cash provided by operating activities was $466,638 for nine months ended September 30, 2011.

$41,156 cash was used in investing activities in the first nine months of 2012. $32,656 was used for the purchase of furniture, computer equipment and building signs and $8,500 was used for the purchase of a domain name.$91,309 was used in investing activities for the purchase of computer equipment and software in the first nine months of 2011.

$12,500 in cash was provided by financing activities in the first nine months of 2012. 50,000 common stock options were exercised by a former employee in the third quarter of 2012. In November 2010, AllDigital commenced an offering of up to $500,000 in convertible promissory notes in a bridge financing in order to raise funds primarily to pay the legal, audit and other transaction costs directly related to the completed Merger transaction with Aftermarket. The final $200,000 of the $500,000 bridge financing was provided in the first nine months of 2011. Amounts raised in the bridge financing were converted into common stock and warrants as part of the approximately $1,000,000 offering conducted by Aftermarket that closed immediately prior to the merger. In addition, $481,650 was raised in the third quarter of 2011 through a private placement of common stock.

We monitor our financial resources on an ongoing basis and may adjust planned business activities and operations as needed to ensure that we have sufficient operating capital. We evaluate our capital needs, and the availability and cost of capital on an ongoing basis and expect to seek capital when and on such terms as deemed appropriate based upon an assessment of then-current liquidity, capital needs, and the availability and cost of capital. Given our early stage of operations, we do not expect that bank or other institutional debt financing will be available. We expect that any capital we raise will be through the issuance of equity securities, warrants or similar securities. We believe that we will be able to obtain financing when and as needed, but may be required to pay a high price for capital. On October 9, 2012, the Company announced that it signed an engagement letter with Merriman Capital, Inc., an investment banking firm, to function as its capital markets advisor. Merriman will advise AllDigital on various strategic matters, including potentially raising capital. We do not have any commitments to provide capital.

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

We generated negative cash flows from operations during the nine months ended September 30, 2012, have a working capital deficiency at September 30, 2012 and have limited cash. If we continue to use cash in our operations, we will need to raise capital. Given our early stage of operations, we do not expect that bank or other institutional debt financing will be available. We expect that any capital we raise will be through the issuance of equity securities, warrants or similar securities. We have no commitments from any parties to provide capital and may not be able to raise capital on reasonable terms, or at all. If we need, and are unable to raise, capital, we will be required to significantly curtail our marketing efforts and may be required to cease operations.

We will be unable to implement our business plan if we cannot raise sufficient capital and may be required to pay a high price for capital.

We had current assets of $880,974 and current liabilities of $937,820, for negative net working capital of $56,846, as of September 30, 2012. We will need to obtain additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

We are in an early stage of operations and have limited resources. As a result, we may not have in place systems, processes and protections that many of our competitors have or that may be essential to protect against various risks. For example, we have in place only limited resources and processes addressing human resources, time keeping, data protection, business continuity, personnel redundancy, and knowledge institutionalization concerns. As a result, we are at risk that one or more adverse events in these and other areas may materially harm our business, balance sheet, revenues, expenses or prospects.

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

Through the nine-month period ending September 30, 2012, AllDigital’s three largest billing relationships accounted for approximately 66% of its total billings. Our agreements with many of these key customers and/or partners expire in any given year unless renewed by the customer and/or partner, are terminable at any time upon short-term notice, or are otherwise generally terminable during 2013. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products and services could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

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

Our business has been and could continue to be affected by general global economic and market conditions. Weakness in the United States and worldwide economy has had and could continue to have a negative effect on our operating results, including a decrease in revenue and operating cash flow. To the extent our customers are unable to profitably monetize the services and content we deliver on their behalf, they may reduce or eliminate their purchase of our products and services. Such reductions in traffic would lead to a reduction in our revenues. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, slowdown in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by our customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or revenues. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

(a) Based on their evaluation as of September 30, 2012, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

(b) There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLDIGITAL HOLDINGS, INC.

November 14, 2012	By:	/s/ Paul Summers

Date		Paul Summers,
Chief Executive Officer

November 14, 2012	By:	/s/ John Walpuck

Date		John Walpuck,
Chief Operating Officer and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

