Form 10-K
period 2012-12-31
ALLDIGITAL HOLDINGS, INC.
filed 2013-04-01
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO ___________

ALL DIGITAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-141676	20-5354797
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

220 Technology Drive, Suite 100

Irvine, California 92618

 (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (949) 250-7340

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [X ]

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

[ ] Large Accelerated Filer	[ ] Accelerated Filer

[ ] Non-accelerated Filer (Do not check if a smaller reporting company)	[X] Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES [  ] NO [X]

The aggregate market value of the common shares held by non-affiliates of the Registrant on June 29, 2012, based upon the closing price reported for such date on the OTC Bulletin Board, was approximately $6,895,050. Shares of common stock held by each officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded.

As of April 1, 2013, the Registrant had 25,444,728 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K (this “Report “), other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected sales, costs and expenses; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of this Report, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from expected results, which in turn could, among other things, cause the price of our common stock to decrease. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

2

PART 1

Item 1. Business

Company Overview

Throughout this Report, AllDigital Holdings, Inc. and AllDigital, Inc., as a consolidated entity, are referred to as “AllDigital”, the “Company”, “we” or “us.” To the extent we need to distinguish AllDigital Holdings, Inc. from AllDigital, Inc., we refer to AllDigital Holdings, Inc. as “AllDigital Holdings” and to AllDigital, Inc. as “AllDigital, Inc.” We have registered or are in the process of registering the following trademarks: AllDigital® and Cablebox™. Any other trademarks and service marks used in this Report are the property of their respective holders.

Our Digital Broadcasting Solutions Business

Certain Technical Terms

In this Report, we use certain technical terms to describe our business, which terms are important to an understanding of our business, including the following:

●	“Apps” are software applications that operate on a Device, and which can act as the front-end of a remotely hosted, cloud-based Digital Service.

●	“Devices” are Internet-connected devices, including without limitation smartphones, tablet computers, desktop and laptop computers, gaming consoles, digital televisions, home theatre systems, streaming players, “smart” appliances, and digital signage.

●	“Digital Broadcasting Workflow” is a series of interconnected processes to ingest, store, prepare, secure, manage, monetize, convert and distribute live media feeds and video-on-demand assets, as well as real-time data and other information to and from Apps on Devices.

●	“Digital Services” are remotely hosted, cloud-based software applications intended for use on, interactivity with, and the delivery of digital media to or from, one or more Devices, through a Digital Broadcasting Workflow. Examples of well-known Digital Services include NetFlix’s Movies On-Demand, Hulu, Pandora Radio, Instagram, Twitter, MLB.com, Match.com, Pinterest and Facebook.

●	“Pairing” is the process of setting-up, managing and maintaining the ongoing data exchange between a Digital Service and a Device through the applicable Digital Broadcasting Workflow. Pairing includes not only the initial process of ensuring the compatibility of the Digital Service with one or more Devices operating on one or more Device platforms, but may also include any or all of the following:

●	Managing various elements of and processes related to the ongoing data exchange between a Digital Service and a Device, including Device compatibility, security, quality of service, data and signal flows, and dynamic updates;

●	Applying business rules (e.g., subscriber eligibility and authentication) and processing to live media feeds, video-on-demand (e.g., converting master video files into formats compatible with the target Devices), real-time data and other data assets, and Digital Services; and

●	Acting as the origin for data exchange between the Digital Services, through the Digital Broadcasting Workflow, to the Devices.

General Overview

AllDigital provides digital broadcasting solutions. Our digital broadcasting solutions consist of the technology and related services required to develop, operate and support a variety of App and Digital Service implementations, through a Digital Broadcasting Workflow, across a large and diverse market of Devices. Our business model targets a variety of organizations and existing providers of Digital Services, such as media and entertainment companies, enterprises, government agencies, and nonprofits.

There are a number of technical, financial, personnel, and management challenges for media and entertainment companies, enterprises, and organizations wanting to successfully develop, operate and support a Digital Service through a Digital Broadcasting Workflow to target Devices. As demand continues to increase from both end-users and their Devices requesting growing amounts of cloud-based digital media, data processing, services, and quality of service levels, these challenges will similarly increase.

Our AllDigital Cloud platform addresses a significant number of these challenges. AllDigital Cloud is a unified digital broadcasting and cloud services platform. It is dedicated to ingesting, storing, preparing, securing, managing, monetizing, converting and distributing digital media across Devices. AllDigital Cloud enables and supports a variety of complex Digital Broadcasting Workflow and Digital Service implementations. It also maximizes the performance of, and offers significant scale and pricing advantages related to, the cloud-based storage, cloud processing and origin transit of digital media to and from Devices.

Market Opportunity

Industry analysts have predicted that, over the next few years, potentially several hundred thousand different Apps will be developed that enable new and innovative functionality to a growing universe of Devices. The creators and providers of these Apps, many of which will act as the front-end of a Digital Service, will come from a number of different market segments. These market segments, representing AllDigital’s existing and target customers, include:

●	Media and entertainment companies;

●	Enterprises (i.e., small, medium and Fortune 500 corporations);

●	Educational institutions;

●	Interactive gaming companies;

●	Government / non-profit organizations;

●	Faith-based organizations; and

●	Hardware manufacturers.

High-definition video, broadband wireless access, the proliferation of Devices, consumer convenience and other factors are driving demand and creating new markets for Digital Services. Examples of Digital Services include:

●	Watching live television (e.g. Hulu, MLB.com) on a tablet or desktop computer;

●	Social networking through your smartphone;

●	Selecting and watching an on-demand movie on your connected television;

●	Ordering a pizza or lunch using your smartphone during an office meeting;

●	Participating in corporate training from a home office desktop computer;

●	Receiving an electronic coupon from an interactive digital signage display and system while shopping at a retail store where you are a registered customer; and

●	Connecting a group of 50 individuals, each at a separate physical location with their own gaming console, to execute a military campaign online.

We believe Digital Services are: rapidly proliferating; implemented to achieve a wide variety of objectives; driving new business models and strategies; increasingly critical to enterprise core business applications; and changing the way organizations store, originate, and distribute digital media and software applications.

Developing, operating and supporting a successful Digital Service through a Digital Broadcasting Workflow, however, presents a series of challenges for any organization. The financial, personnel, management and technical challenges generally involve investing in, project managing and integrating a combination of complex, proprietary, incompatible, and costly software and equipment, across multiple vendor solutions. Successfully developing, operating and supporting a Digital Service across a set of target Devices will generally require: hiring a team of specialized software engineers and other personnel; procuring the broadcasting, data management, and networking software and equipment required; and a combination or all of the following technical challenges:

●	Managing various elements of and processes related to the ongoing data exchange between a Digital Service and a Device, including Device compatibility, security requirements, high levels of quality of service, data and signal flows, and dynamic updates;

●	Applying real-time business rules (e.g., subscriber eligibility and authentication) and processing to live media feeds, video-on-demand (e.g., converting master video files into formats compatible with the target Devices), real-time data and other data assets, and Digital Services;

●	Acting as the origin for data exchange between the Digital Service and target Devices in a rapid and cost-effective manner across multiple transport partners;

●	Procuring and managing a series of integrated, cost-effective and scalable cloud-based services, through a cloud services platform that enables and supports the storage, processing (e.g., encoding, transcoding), and transit of Digital Services to a diverse market of Devices;

●	Developing and managing a cloud-based services platform that supports a range of Digital Media delivery formats and protocols, including: H.264/AAC, HTTP Dynamic Streaming (HDS), HTTP Live Streaming (HLS), Real-Time Messaging Protocol (RTMP) and Progressive;

●	Developing and managing a digital broadcasting platform that provides data processing, content and channel management, business logic, and publishing capabilities between broadcasting endpoints (i.e., Devices), as well as the cloud services and back-end business systems (e.g., account and user management) supporting the Digital Service, which platform should include the following services: channel ingest, mapping and metadata; user, account, and eligibility entitlements; digital media and data management and transformation; Pairing and publishing digital media to eligible and authenticated subscribers/users; and application processing interface (“API”) management;

●	Rapidly resolving any of a series of service incidents that could “break” one or more of the App(s) and/or materially adversely affect the functioning of the Digital Service, such as: operating system updates, software bugs and patches, problems with upstream vendor systems and/or source feeds, or other incidents anywhere within the Digital Broadcasting Workflow; and

●	Managing complex user and Device entitlements (e.g., conditional access, tokenization, policy management modules, types of encryption, digital rights management) to restrict access to content to authenticated subscribers/users of a Digital Service, across targeted Device types and operating system platforms, in accordance with customer or media and entertainment studio requirements.

Designing and developing the App that supports the Digital Service on the target Device types and platforms is another significant challenge. Device manufacturers currently operate in a highly competitive marketplace where Devices based on many different operating systems (e.g., Apple OS / iOS, Windows / RT, Google Android, Blackberry and others) compete for market share. Many of the operating systems powering these Devices have different or incompatible features such as user interface standards, security protocols, audio / video decoders, embedded services and screen resolutions. In addition, the complexity of operating system differences is compounded as they occur over four fundamentally different Device platforms (i.e., mobile, desktop, gaming and digital television), causing the barriers to successfully develop, operate and support a cross-platform Digital Service to increase significantly.

As a result of these challenges and others, the overall investment required to develop, operate and support a Digital Service, through a Digital Broadcasting Workflow, to a series of target Devices can be prohibitive and/or intimidating for many of our customers. Many lack the technical expertise, time and/or resources to cost-effectively distribute their Digital Services beyond a traditional desktop computer Web-page experience. Digital Service and App pioneers (such as Facebook, Netflix, Pandora and MLB.com) have made, and must continue to make, significant, ongoing investments in order to maintain the Pairing of their services to hundreds of different types of Devices. Smaller and emerging companies typically lack the scale and expertise to compete.

AllDigital was founded to enable its customers to outsource the complex processes of developing, operating and supporting Digital Services on a large and diverse market of Devices, through Digital Broadcasting Workflows, to a trusted, third party service provider.

Industry Overview

The Internet plays a crucial role in the way organizations and individuals conduct business and communicate internally and externally. The development of various Internet-based technologies has enabled fundamental and structural changes in the way digital media, Digital Services and/or Apps are published, combined, operated, implemented, broadcast and retrieved. Over the past few years, this includes the ability to develop, deliver and remotely manage a wide variety of Digital Services, through various Digital Broadcasting Workflows, from and to various Device broadcasting endpoints.

We expect that the need for digital broadcasting solutions will continue to accelerate significantly over the next 2-3 years, which we anticipate will be driven by the convergence of the following key market dynamics:

The market for Devices is substantial and rapidly growing

●	According to CNET, there will be approximately 24.45 billion Devices connected to the Internet in use by 2020.

●	According to Chetan Sharma Consulting, there are currently more than 10 billion connected Devices in the world today.

●	According to IMS Research, the global shipment of televisions that connect to the Internet is expected to increase from 25% in 2011 to 70% in 2016.

●	According to Apple, Inc.: more than 400 million iOS devices (iPhones, iPod Touches, and iPads) have been sold through June 2012; over 700,000 apps were in the Apple Store as of September 2012, with the average customer using more than 100 apps; the company shipped 47.8 million iPhones in 4Q12, the biggest volume ever in one quarter and a year-to-year increase of 29%.

●	According to Google in September 2012, 500 million Android devices had been sold worldwide, with 1.3 million Android activations made per day.

Digital Services are increasingly critical to enterprise core business applications, are implemented to achieve a wide variety of objectives, and are rapidly proliferating.

●	According to comScore, almost 180 million Americans (83.5% of the US Internet audience) watched 36.2 billion videos online in January 2013, and 9.1 billion video ads.

●	According to Cisco’s VNI dated 2/6/13, video streaming and communications applications such as YouTube, Hulu and Netflix use 45% of data consumption on smartphones and 50% of data consumption on tablets.

●	According to Netflix, as of the period ending December 31, 2012, Netflix’ Internet-based video streaming service has grown to over 33 million global subscribers. Internet-based video services are now available on seven different device types (smartphones, tablets, HDTVs, home theatre systems, etc.) more than 50 different Device platform manufacturers, and hundreds of Devices in the U.S.

●	According to Facebook in September 2012, the site has 604 million mobile users per month, with 470 million users per month accessing the site via the smartphone app.

●	According to Vertic, by 2015 mobile app development projects will outnumber native PC projects by a ratio of 4:1.

We expect that Digital Services will continue to proliferate as media and entertainment companies, individual media brands, commercial enterprises, government agencies, nonprofits, and entrepreneurs continue to create new applications for, and subsequently develop and launch a wide variety of Digital Services.

Over the past few years, certain of our target customers have attempted to address Digital Service and Digital Broadcasting Workflow initiatives through: custom software development projects with companies like AllDigital; establishing new internal departments (i.e., cost centers); reorganizing or temporarily assigning internal personnel on a project basis; or a hybrid approach of the foregoing. These approaches generally do not harness the cost efficiencies, economies of scale, development and integration time, and performance benefits, related to working with a vendor dedicated to providing digital broadcasting solutions for numerous clients, however. As the total investment required, technical complexity and other challenges of successfully developing, operating and maintaining a Digital Service continue to grow, we believe these considerations must be increasingly addressed. We also believe the growth of the Digital Services market will not be sustainable without the creation of trusted third party providers of digital broadcasting solutions.

Target Market Segments

We have targeted several industry segments that we believe to be responsive to a comprehensive offering of digital broadcasting solutions. Our business strategy is to provide the technology and services that enable our target customers to cost-effectively and securely distribute, with a high quality of service, a wide range of Digital Services to a wide variety of Devices without requiring significant in-house technical resources.

Adoption of Digital Service business models has seen significant growth in recent years among our target customers, in part because media and entertainment companies, individual media brands, social networking sites and communication companies are typically the earliest adopters of such new technologies. We are not only targeting new market opportunities, but also are attempting to capture the outsourcing of Digital Service and Digital Broadcasting Workflow implementations by early adopters. We believe that our technology and services offerings can provide significant performance improvements, cost efficiencies, time to market, new features and capabilities, and the ability to Pair Digital Services with greater numbers and types of Devices than earlier digital media distribution models.

Examples of our targeted industry segments include:

Media Content and Services. There are a number of companies of various sizes and specializations, with media content, online services and/or other business and software application needs that can be distributed to Devices via Digital Services. Examples include:

Media and Entertainment: This sub-segment includes movie studios, filmmakers, news broadcasters, talk-show hosts, sports broadcasters and communications services providers. Targeted media brands in this sub-segment generally require a broad range of platform capabilities and services for originating, transporting and selling or otherwise monetizing their media content on Devices via Digital Service offerings. They generally also require assistance with generating revenues from media distribution, increasing audience size, gathering market data, payment processing, providing dynamic updates, and managing entitlements, including conditional access.

Social Networking: Some of the most widely used Digital Service applications are through popular established brands such as Facebook, Instagram, Pinterest, LinkedIn, Match.com and Twitter. Each of these established brands is continuously evolving their Digital Services applications to include: the integration and “on-boarding” of partner Digital Services; the expansion of their Digital Service business models for both recurring and event-based purposes, and; expanding their reach and footprint to additional Devices and Device platforms. New social networking sites are also emerging, developing and launching Digital Services dedicated to the creation of on-demand content, originated from Devices, delivered to and stored in a centralized repository, and available for viewing, sharing, fundraising, and other purposes. There are also many smaller and more vertical social networking websites that could be converted to either a mobile and/or digital television experience via a Digital Service. Each of the examples above could be supported by the digital broadcasting solutions we offer.

Music and Radio: Radio stations, musicians and Digital Service Providers benefit from increasing the distribution of their content. Through Internet-based broadcasting of their programming content, they can increase the size of their potential listening audience to a variety of Devices and into areas not reachable by their conventional broadcast signal, effectively allowing their content to be available to a much larger and more diverse audience. There are a growing number of online radio stations and services utilizing Digital Services to reach various Devices, such as Pandora Radio, FreeStreams, and similar websites.

Education: Community colleges, universities and other educational organizations can expand upon current course offerings with live or recorded audio and video webcasting. Many of these institutions are already equipped with wireless broadband access and have an Internet savvy student population. Internet-based digital broadcasting allows educational institutions to give students and teachers access to classes whenever and wherever they want. Dedicated online services that enable teaching to those who are remotely located or physically disabled (such as an Amazon “Kindle” for education) could benefit greatly from our products and services. For example, using our publishing features and capabilities, educators could use our platform to bring needed revenue to their learning institutions.

Interactive Gaming: Interactive gaming has become increasingly popular, with many new computer games offering online functionality that enables players to interact with other players, play against other players over the Internet, or stream or download new scenes or worlds for their games, each a Digital Service. This includes the availability of games on a growing number of Device platforms. Examples include some of the most popular games currently on the market, such as League of Legends and Halo 4. League of Legends is available on various PC desktop and laptop Devices, and was recently released in beta format for Apple OS X desktop and laptop Devices. Halo 4 is available via Microsoft’s Xbox gaming console. Another interactive game, Call of Duty: Black Ops, is available via Microsoft’s Xbox and Sony’s PS3 gaming consoles, as well as various PC desktop Devices and tablets such as Apple’s iPad.

Enterprise/Government/Nonprofit. While consumer adoption of Digital Service applications and business models has already seen significant growth, many corporations, government agencies and nonprofits appear to be at the early stages of a similar paradigm shift. For example, companies are seeking new and creative ways to cut travel costs by offering live, high-quality, reliable, and secure corporate training on Devices. Corporate communications such as presentations, public relations campaigns, quarterly earnings reports or company news, are also increasingly frequently being delivered broadly to and managed through multiple Devices. Secure voting and polling among international employees is another example of a Digital Service application. As companies develop and launch unique and successful Digital Services, we expect that this target market will provide significant growth opportunities. Government agencies for example may want to develop and implement Digital Service applications for streaming military training and time sensitive news videos to military bases and troop deployments globally, which also result in significant cost savings.

Faith-Based Organizations: Digital broadcasting to Devices or Digital Service applications have also seen penetration and growth within a variety of faith-based organizations such as churches and ministries, as well as affiliate organizations and service providers dedicated to supporting their missions. Live broadcasts and on-demand re-broadcasts of various forms of video and audio content, including online libraries of worship services, specialized teachings, instructional courses, daily devotions and other key messages, can be facilitated through an array of Digital Service models and implementations.

Hardware Manufacturers. Hardware manufacturers produce a broad spectrum of products that target both business and consumer markets. Examples of products by category include: digital signage at financial institutions, retail stores, and restaurants; medical devices; robotics and artificial intelligence; business and home security Devices; “smart” appliances; business / home automation and resource conservation; toys; and consumer electronics. As smartphones and tablet products such as the iPhone and iPad continue to demonstrate new and unique capabilities through a wide array of innovative Apps being developed and made available for download from Apple’s App Store, we believe that a similar evolution and economic ecosystem will occur with Devices outside of traditional consumer electronics.

Products and Services

AllDigital provides digital broadcasting solutions. Our digital broadcasting solutions consist of the technology and services required to develop, operate and support a variety of Digital Service implementations, through a Digital Broadcasting Workflow, across a large and diverse market of Devices. Our business model targets a variety of organizations and existing providers of Digital Services, such as media and entertainment companies, enterprises, government agencies, and nonprofits.

The core of our solutions is AllDigital Cloud. AllDigital Cloud is a unified digital broadcasting and cloud services platform dedicated to ingesting, storing, preparing, securing, managing, monetizing, converting and distributing digital media across Devices. It enables and supports a variety of complex Digital Broadcasting Workflow and Digital Service implementations. AllDigital Cloud also maximizes the performance of, and offers significant scale and pricing advantages related to, the cloud-based storage, cloud processing and origin transit of digital media to and from Devices.

Our customers have the option to contract the following digital broadcasting solutions, or purchase a combination of technology and service elements: (i) AllDigital Broadcast (i.e., AllDigital Cloud, App Frameworks, Integration Services, collectively branded “AllDigital Broadcast”); (ii) AllDigital Cloud (i.e., AllDigital Cloud Platform, AllDigital Cloud Storage, AllDigital Cloud Processing, AllDigital Origin Transit); (iii) Integration Services (i.e., including App Frameworks); and (iv) Technical Support and App Maintenance.

We typically charge monthly recurring platform (AllDigital Broadcast or AllDigital Cloud) fees, as well as monthly recurring fees for our storage, processing, and origin transit cloud-based services. We also typically charge monthly recurring fees for the technical support and maintenance of Apps that we develop (i.e., Technical Support and App Maintenance), and that act as the front-end of a Digital Service. Non-recurring revenues typically come from platform customization and integration services, sometimes referred to as “platform on-boarding”, as well as professional services related to custom App development for targeted Devices and Device platforms (i.e., Integration Services), leveraging our App Frameworks. The term of our customer contracts currently range from a two-month (paid) trial to two years.

Since AllDigital’s inception, because of the complex and evolving nature of Apps, Digital Services, Digital Broadcasting Workflows, and Devices, our customers’ requirements have varied widely. Many of our customers have specific functional requirements or a specific concept to develop and manage a Digital Service to one or more target Device types and platforms. Other customers, including large enterprises, begin with only a general concept to distribute their digital media assets through a software application as a service to achieve certain objective(s). These customers typically require some level of professional services support to initially define and discover functional requirements prior to the development and launch of their Digital Services.

AllDigital Cloud

AllDigital Cloud is a unified digital broadcasting and cloud services platform. It is dedicated to ingesting, storing, preparing, securing, managing, monetizing, converting and distributing digital media across Devices. AllDigital Cloud enables and supports a variety of complex Digital Broadcasting Workflow and Digital Service implementations. It also maximizes the performance of, and offers significant scale and pricing advantages related to, the cloud-based storage, cloud processing and origin transit of digital media to and from Devices.

AllDigital Cloud Platform

The AllDigital Cloud platform contains a multi-layered integrated service model. Modular service layers directly support the following: digital asset management; content management; data management; workflow services (e.g., publishing, content subscription, service automation); Application Programming Interface (“API”) management (e.g., customized data ingest/retrieval, authentication); content ingest services; cloud processing services; storage services; and media delivery services. The platform also contains service layer capabilities related to channel and account management, entitlements (e.g., eligibility) and conditional access (e.g., digital rights management). Service layer capabilities require platform customization and integration with customer and/or customer third party vendor feeds and systems. A role-based management portal serves as a control panel for customers and AllDigital to: manage their accounts; view reporting, logging, analytics, and billing statistics; and view other capabilities and information.

A series of other AllDigital Cloud platform features and capabilities also enable: (i) “plug and play” with multiple 3rd party systems and service providers; (ii) virtualized or hardware-based deployments with minimal customization, resulting in the ability to support the steady or rapid growth and scale of a Digital Service without significant manual or other system re-configuration requirements; (iii) operating efficiencies and robust service-level / system performance; and (iv) customer-driven configurations to match the needs and requirements of their specific offering.

We intend to continue to develop and mature our AllDigital Cloud platform and roadmap to add additional features and capabilities in response to customer requirements, industry trends, and overall market demand.

AllDigital Cloud Storage

We provide centralized, fault-tolerant, replicated, asset storage. Our storage platform and capabilities are based on the “cloud storage” methodology where data is stored on multiple servers located in one or more data centers typically shared by more than one customer.

The asset storage capability in our AllDigital Cloud Storage service layer is specifically tailored to deliver robust performance and availability for large media libraries, among other attributes. For example, the storage repository can independently scale beyond traditional storage systems in both capacity and performance. The platform also contains a parallel computing approach that overcomes common input/output bottlenecks present in other cloud storage offerings. We also offer customers standards-based access using dedicated or managed computing resources, providing our customers the unique ability to integrate custom features and applications into their Digital Broadcasting Workflows. Our storage platform may be accessed through an API or a Web-based user interface.

AllDigital Cloud Processing

Cloud processing (e.g., encoding and transcoding) is a form of Internet-based computing, whereby shared resources, software and data are provided to computers, servers and other Devices on demand. In order to provide services such as the encoding and transcoding of digital media (e.g., convert a master file into a format compatible for a specific Device), we provide cloud-computing assets on the same network as our cloud-storage platform. The advantage of this model is to provide our customers with a low latency and cost-effective platform to execute business rules, as well as to operate and support their Digital Service.

AllDigital Cloud includes a range of content processing tools to prepare and convert digital media for multiplatform delivery. The system’s transcoding technology applies industry-standard audio and video codecs to ensure that assets will be delivered in the required output formats for all target Device platforms.

AllDigital Origin Transit

Origin transit is the service of allowing network traffic to cross or “transit” a computer network. Our transit model focuses on optimizing the two-way delivery of data to and from a Device. Customers, or Devices, can send a single transit of data (e.g., a large file) to our storage platform. We refer to that transit as the “ingress” of data. Once the data is stored or prepared for targeted or widespread delivery over the Internet to one or more content delivery networks (“CDNs”), Internal Service Providers (“ISPs”), or other transport models, we “egress” (or send) the data to these upstream partners.

As end-user demand increases for data intensive Digital Services (e.g., hi-definition video distribution), certain ISPs are demanding extra fees from Digital Service providers for access to their network to offset the cost of providing massive spikes of data to their subscribers. Our Origin Transit models allows our customers to send data intensive files once to the ISP as opposed to millions of ISP subscribers potentially downloading the same file directly from the Digital Service provider. The ISP can then distribute the file multiple times to their subscribers at a far lower cost of delivery and distribution since they generally own their own network.

Integration Services

Integration Services refers to the varying levels of professional services required to customize and integrate the AllDigital Cloud platform to support a Digital Service with a customer’s proprietary systems and/or other specific requirements. This is sometimes referred to as “platform on-boarding.” Integration Services also refers to custom App development for targeted Devices. With each App serving as the front-end of a Digital Service, professional services associated with custom App development also involves integrating and Pairing each App with the AllDigital Cloud platform, or applicable platform components.

App Frameworks

AllDigital has developed a series of proven mobile, desktop, and connected television advanced App frameworks. We have developed and continually improved these App frameworks through a variety of customer experiences, and as a byproduct of our learning related to the complex and evolving nature of Apps, Digital Services, Digital Broadcasting Workflows, and Devices. Our library of App frameworks enables the highly cost-effective and timely development of high quality, secure, and reliable Apps and Digital Services across a large and fragmented market of Devices types and platforms.

Technical Support and App Maintenance

Technical Support and App Maintenance generally refers to support services, as well as AllDigital Cloud Platform support. Our App support services generally include: level three support; quality of service monitoring and alerting; application and system maintenance; and service incident reporting and project management. AllDigital’s App maintenance services include performing ongoing software maintenance releases containing bug fixes and/or enhancements, as well as rapidly modifying and upgrading the Apps to support Device OS updates shortly after the final release of such Device OS. Technical Support also refers to supporting agreed upon platform quality of service levels throughout the term of the customer contract. AllDigital has the experience and capabilities to support a broad range of digital broadcasting solutions at the highest quality of service levels, leveraging from our robust AllDigital Cloud platform, highly scalable cloud services, and digital broadcasting infrastructure.

Sales and Marketing

AllDigital has provided and/or is actively providing services to a variety of media and entertainment, enterprise, and organization (government/non-profit) customers since it began operations in August 2009. All of AllDigital’s customers to date, through its earliest stages of operations, have largely been a result of direct sales, word of mouth or partner referrals.

To attract customers going forward, we have formulated, but only partially implemented, a marketing strategy that employs multiple channels to get our message out to likely users of our digital broadcasting solutions. These channels include highly scalable online marketing, direct business development among the target market segments, advertising through highly targeted print and electronic media, recruitment of resellers, adoption into OEM software such as content management system offerings and authoring tools, bundling and referral arrangements with industry partners that offer complementary products and services, and participation in trade shows, seminars and other educational forums directed to our target market segments.

Our business will primarily depend on aggressive business development efforts. This will require a persistent and sustained effort to maintain relationships and communication lines with the key decision makers at our target customers.

Competition

The Digital Media Stack

The process of transferring data to and from a Device generally involves the origin, conversion, management, transport and delivery of that data through a distribution process. The major components of the data distribution process are collectively referred to as the digital media “stack.” Data may originate from a Digital Service or a Device, and that data must be routed over the Internet. Our customers require a place to store, run and manage their Digital Service. They require a method to transport data to and from the target Devices and Device platforms that they support. Our customers also frequently require technical support services, including software application maintenance and support, and data management services, to manage the ongoing Pairing of their Digital Service to one or more Devices.

Examples of companies that provide services related to, or operating within, the digital media stack include ISPs, CDNs, content management systems (“CMS”), utility computing providers, systems integrators and vertical solutions providers.

An ISP is a company that offers access to the Internet. The ISP connects to its customers using a data transmission technology appropriate for delivering Internet Protocol data over dial-up, DSL, cable modem, wireless or dedicated high-speed connections. Examples include: AT&T, Quest and Verizon.

A CDN is a system of computers containing copies of data, placed at various points in a network so as to maximize bandwidth for access to the data from clients throughout the network. A client accesses a copy of the data near to the client, as opposed to all clients accessing the same central server, to avoid bottlenecks near that server. Content types include web objects, downloadable objects (media files, software, documents), applications, real time media streams and other components of Internet delivery (DNS, routes, and database queries). Examples include: Akamai, Level 3 Communications and Limelight Networks.

CMS companies typically provide website authoring and administration tools designed to allow users to manage their media assets (such as hi-definition video files) prior to distribution over the Internet or other content delivery mechanisms. Examples include: Brightcove, Kaltura and Ooyala.

Utility computing companies provide cloud-based services such as data storage and processing. Examples include 3Par, Amazon and IBM. These companies typically focus on providing “raw” storage and processing capacity.

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

Our Competitors

AllDigital’s core business is digital broadcasting solutions, which is an evolving business offering. We are not aware of any direct competitors offering and/or providing our comprehensive portfolio of digital broadcasting solutions. Various components of AllDigital’s product and service offering, however, are provided by several companies which operate in the digital media “stack.” For example, a CMS platform may provide tools for managing the distribution of video files, which overlaps with a subcomponent of our AllDigital Cloud Platform capabilities. CMS providers now also offer certain professional services and digital media to Device solutions that directly compete with certain subcomponents of AllDigital’s offerings and capabilities. A CDN may be our partner, hosting video files or other data in various data centers for a mutual client, but that CDN may also provide professional services that include ensuring the compatibility of a Digital Service with a Device, which overlaps with a subcomponent of our offerings and capabilities. We also compete with certain vertical solution providers and system integrators that provide individual implementations of a Digital Service to a Device.

Dependence on Certain Customers

AllDigital has served and/or is actively serving a variety of media and entertainment, enterprise, and organization (government/non-profit) customers since it began operations in August of 2009. As of December 31, 2012, we had 10 direct customers. We also act as subcontractors for certain of these customers, servicing and supporting a total of 19 accounts. Through the year ending December 31, 2012, AllDigital’s three largest billing relationships accounted for approximately 67% of its total billings. C2 Hosting accounted for 27%, Rogers Communications accounted for 21%, and the Cox Media Group accounted for 19%.

Intellectual Property

We depend on our ability to develop and maintain the proprietary aspects of our technology. We also seek to protect our copyrights, trade secrets and other proprietary information through a combination of contractual provisions, confidentiality procedures and common law copyright and trademark principles.

We have not sought or obtained registered copyright or patent protection for any of our intellectual property. We have applied for federal registration of certain trademarks in order to develop a trademark portfolio and protect our brand. Two applications related to the registration of the word mark for ALLDIGITAL were filed on October 16, 2009. As of April 2011, both of our applications were approved as registered marks. We plan to explore applying for additional trademarks in 2013.

We believe that elements of our existing AllDigital Cloud platform, certain components of our advanced App frameworks, and certain new technologies under development may have patent potential. As we raise additional capital, we expect to investigate such potential, and if appropriate, commence a provisional patent application filing process.

Government Regulation

Other than business license requirements, laws and regulations applicable to substantially all business entities in the jurisdictions in which we operate, we do not need any material government approvals in connection with our businesses and are not subject to material government regulation.

Research and Development

AllDigital did not spend material amounts on research and development during fiscal years ending December 31, 2012 and 2011.

Environmental Laws

We do not use hazardous substances in our operations and have not incurred, and do not expect to incur, material costs associated with compliance with environmental laws at the federal, state and local levels.

Broadcast Merger

On January 6, 2013, we entered into an Agreement and Plan of Merger and Reorganization (the “Broadcast Merger Agreement”) with Broadcast International, Inc., a Utah corporation (“Broadcast International”) and Alta Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Broadcast International (“Merger Sub”). Assuming conditions to closing are satisfied, Merger Sub will be merged with and into Company, and Company will survive as a wholly-owned subsidiary of Broadcast International (the “Broadcast Merger”).

At the effective time of the Broadcast Merger (the “Effective Time”), each outstanding share of Company capital stock will be converted into the right to receive that number of shares of Broadcast International common stock as determined pursuant to the exchange ratio described in the Broadcast Merger Agreement (the “Exchange Ratio”). In addition, at the Effective Time: (i) all outstanding options to purchase Company common stock will be assumed by Broadcast International and converted into options to purchase shares of Broadcast International common stock, in each case appropriately adjusted based on the Exchange Ratio; and (ii) all outstanding warrants to purchase shares of Company common stock will be assumed by Broadcast International and converted into warrants to purchase shares of Broadcast International common stock, in each case appropriately adjusted based on the Exchange Ratio. Following the consummation of the transactions contemplated by the Broadcast Merger Agreement, former stockholders of Company are expected to own approximately 54% of the combined company, calculated on a fully-diluted basis, and current stockholders of Broadcast International are expected to own approximately 46% of the combined company, calculated on a fully-diluted basis.

The Broadcast Merger Agreement provides that, immediately following the Effective Time, the board of directors of the combined company will consist of Donald A. Harris, William A. Boyd, Paul Summers, David Williams and an independent director to be selected by AllDigital and Broadcast International. In connection with the Broadcast Merger, Broadcast International will seek to amend its articles of incorporation to: (i) effect a reverse stock split of Broadcast International common stock at a ratio of 1 post-reverse share for 10 pre-reverse shares; (ii) increase the number of authorized shares of Broadcast International common stock; and (iii) change the name of Broadcast International to “AllDigital Broadcasting, Inc.”.

The completion of the Broadcast Merger is subject to various customary conditions, including, among other things: (i) the approval of the respective stockholders of Broadcast International and AllDigital, (ii) subject to certain materially exceptions, the accuracy of the representations and warranties made by each of Broadcast International and AllDigital and the compliance by each of Broadcast International and AllDigital with their respective obligations under the Broadcast Merger Agreement; and (iii) the declaration of the effectiveness by the Securities and Exchange Commission (the “SEC”) of the Registration Statement on Form S-4 (the “Registration Statement”) to be filed by Broadcast International in connection with the Broadcast Merger.

On February 6, 2013, after having conducted further due diligence, AllDigital provided written notice of its belief that certain material representations and warranties in the Broadcast Merger Agreement were inaccurate when made. In the notice, AllDigital also identified its requirements for curing these alleged inaccuracies and notified Broadcast that if such alleged inaccuracies are not cured or otherwise resolve within thirty (30) days of such notice, or if it earlier becomes apparent that such alleged inaccuracies cannot be cured, AllDigital may terminate the Broadcast Merger Agreement in accordance with its terms. Broadcast International and AllDigital have been working together on the issues identified in said notice. In light of progress made to date related to these issues, on March 6, 2013, AllDigital provided written notice to Broadcast International that it was extending the cure period identified in the Initial Notice to April 7, 2013.

Employees

We have twenty-two full time employees, including our five-person executive management team identified below, and one part-time employee. None of our employees are represented under a collective bargaining agreement.

Corporate History

Aftermarket Enterprises, Inc. was incorporated in August 2006 in the State of Nevada. We changed its name to “AllDigital Holdings, Inc.” in August 2011.

AllDigital, Inc. was incorporated in the August 2009 in the State of California.

On July 29, 2011, AllDigital Inc. merged with and into a subsidiary of AllDigital Holdings and became a wholly owned subsidiary of AllDigital Holdings. Shares issued in the transaction constituted approximately 74% of the outstanding shares of common stock post-closing, and the officers and directors of AllDigital became the officers and directors of AllDigital Holdings.

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

AllDigital Holdings was incorporated in 2006, and AllDigital was incorporated in August 2009. Both have been operating for only a limited period of time and are in an early stage of operations. We may be unable to expand revenue at the rate anticipated. If we do not generate significant revenue in the future, or if costs of expansion and operation exceed revenues, we will not be profitable. We may be unable to execute our business plan, generate significant revenue or significant profits.

We have a limited operating history and cannot ensure the long-term successful operation of our business or the execution of our business plan.

We have a limited operating history, and our digital broadcasting solutions are an evolving business offering. As a result, investors have no meaningful track record by which to evaluate our future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets. We may be unable to accomplish any of the following, which would materially impact our ability to implement our business plan:

●	establishing and maintaining broad market acceptance of our products, technology, services, and platform, and converting that acceptance into direct and indirect sources of revenue;

●	establishing and maintaining adoption of our products, technology, services, and platform on a wide variety of Devices and Device platforms;

●	timely and successfully developing new products, technology, services, service and platform features, and increasing the functionality and features of our existing products, services, platform and technology;

●	developing products, technology, services, and platform that result in a high degree of customer satisfaction and a high level of end-customer usage;

●	successfully responding to competition, including competition from emerging technologies and solutions;

●	developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our products, technology, services, and platform; and

●	identifying, attracting and retaining talented technical services, engineering, and creative services staff at reasonable market compensation rates in the markets in which we employ.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully accomplish these tasks, our business will be harmed.

We will likely need to raise additional capital in order to continue and grow our operations, and we may be unable to obtain additional capital on reasonable terms, or at all.

We generated negative cash flows from operations during the year ended December 31, 2012, have a working capital deficiency at December 31, 2012 and have limited cash. If we continue to use cash in our operations, we will need to raise capital. Given our early stage of operations, we do not expect that bank or other institutional debt financing will be available. We expect that any capital we raise will be through the issuance of equity securities, warrants or similar securities. We have no commitments from any parties to provide capital and may not be able to raise capital on reasonable terms, or at all. If we need, and are unable to raise capital, we will be required to significantly curtail our marketing efforts and may be required to cease operations.

We will be unable to implement our business plan if we cannot raise sufficient capital and may be required to pay a high price for capital.

We had current assets of $638,187 and current liabilities of $868,081, for negative net working capital of $229,894, as of December 31, 2012. We will need to obtain additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

We are in the early stages of the full production version of our AllDigital Cloud platform in commercial operation.

We have only recently deployed the full production version of our AllDigital Cloud platform. Accordingly, our AllDigital Cloud platform may not perform as expected and we may not be able to address some or all of the early stage production challenges that may occur. Any failure to address early productions challenges would significantly harm our results of operations and financial condition.

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

The platform architecture and data tracking technology underlying our AllDigital Cloud platform, broadcasting network services, and cloud services software tools and back-end services is complex and includes software and code used to generate customer invoices. This software and code is either developed internally or licensed from third parties. Any of the system architecture, system administration, software or code may contain errors, or may be implemented or interpreted incorrectly, particularly when they are first introduced or when new versions or enhancements to our tools and services are released. In addition, with respect to certain usage-based billing, the data used to bill the customer for usage is an estimate, based upon complex formulas or algorithms. We or the customer may subsequently believe that such formulas or algorithms overstate or understate actual usage. In any such case, a design or application error could cause overbilling or under-billing of our customers, which may:

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

Through the year ending December 31, 2012, AllDigital’s three largest billing relationships accounted for approximately 67% of its total billings. Our agreements with many of these key customers and/or partners expire in any given year unless renewed by the customer and/or partner, are terminable at any time upon short-term notice, or are otherwise generally terminable during 2013. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

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

Since AllDigital began operations in 2009, we have invested significant time and expense towards developing our products, technology and services in order to capitalize on current market opportunities. We intend to increase our operating expenses and capital expenditures in order to expand our market presence, and as a result, we may incur substantial operating and net losses in the foreseeable future. There can be no assurance that we will achieve or sustain profitability or positive cash flow from our operations.

Our resources may not be sufficient to manage our expected growth; failure to properly manage our potential growth would be detrimental to our business.

We may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources. It will also increase demands on our management and on our operational and administrative systems, controls and other resources. Our existing personnel, systems, procedures and controls may be inadequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of any growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base and maintain close coordination among our technical, accounting, finance, marketing and sales staff. We may be unable to do this. To the extent we acquire or merge with other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. We may not have the experience or resources to do this. If we are unable to adequately manage future growth, our operating results may suffer.

Because our technology, products, platform, and services are complex and are deployed in and across complex environments, they may have errors or defects that could seriously harm our business.

Our technology, products, platform, and services are highly complex and are designed to operate in and across data centers, numerous large and complex networks, and other elements of the Digital Broadcasting Workflow that we do not own or control. From time to time, we have needed to correct errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our services. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software in a timely manner. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified, or if there are unidentified errors that allow persons to improperly access our services, we could experience loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers.

We may have insufficient transmission and server capacity, which could result in interruptions in our services and loss of revenues.

Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. In addition, our distributed network must be sufficiently robust to handle all of our customers’ web-traffic, particularly in the event of unexpected surges in high-definition video traffic. We may not be adequately prepared for unexpected increases in bandwidth demands by our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes or network providers going out of business. Any failure of these network providers to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers, leading to an immediate decline in revenue and possible additional decline in revenue as a result of subsequent customer losses.

We do not have sufficient capital to engage in material research and development, which may harm our long term growth.

In light of our limited capital, we have made no material investments in research and development over the past several years. This may conserve capital in the short term. In the long term, as a result of our failure to invest in research and development, our technology and product offerings may not keep pace with the market and we may lose any existing competitive advantage. Over the long term, this may harm our revenues growth and our ability to become profitable.

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

As part of our growth strategy we expect to enter into transactions to acquire companies or a substantial portion of their assets, or to combine our business with theirs. These acquisitions or business combinations involve numerous risks, including each of the following:

●	that the combined entity will not perform as well as the separate businesses performed prior to the transaction;

●	that anticipated cost savings, cross-marketing to new customers or other anticipated synergies will not be achieved;

●	that management resources will be diverted towards negotiating and effecting the acquisition and then integrating the operations and personnel of the acquired business, instead of focusing on our existing business plan and operations;

●	that the stock and/or other consideration paid in the transaction will exceed the value of the assets or business acquired;

●	that the use of cash as consideration for the transaction will reduce cash that may be needed for operations below necessary levels;

●	that if we enter into a transaction, such transaction may delay our ability to raise needed capital on a stand-alone basis while the transaction is underway and not yet consummated, and/or impair the combined company’s ability to raise capital in the event the transaction is consummated, and/or accelerate our need for capital as a combined company in the event the transaction is consummated, and the terms of any such capital raise may be onerous, if we are even successful at being able to raise needed capital;

●	that we may be assuming potential unknown liabilities of the acquired business; and

●	that if we do not consummate such a transaction, we will have expended substantial costs and resources without achieving the anticipated benefit.

Acquisitions or business combinations (or attempted transactions) could have an adverse, rather than a positive, effect on our business, operations and financial results for the reasons set forth above or otherwise.

The markets in which we operate are rapidly emerging, and we may be unable to compete successfully against existing or future competitors to our business.

The market in which we operate is becoming increasingly competitive. Our current competitors generally include operators within the digital media stack, who offer subcomponents of our digital broadcasting solutions (e.g., CDN providers, CMS companies, hosting, utility computing companies), or integrators and vertical solution providers who develop single implementations of content or digital media distribution, and related Digital Services, to a target Device platform. These competitors, including future new competitors who may emerge, may be able to develop a comparable or superior platform, and/or technology stack, and/or series of services that provide a similar or more robust set of features and functionality than the technology, products and services we offer. If this occurs, we may be unable to grow as necessary to make our business profitable.

Whether or not we have superior products, many of these current and potential future competitors have a longer operating history in their current respective business areas and greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Existing and potential competitors with an extended operating history, even if not directly related to our business, have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as unproven. In addition, our existing and potential future competitors may be able to use their extensive resources:

●	to develop and deploy new products and services more quickly and effectively than we can;

●	to develop, improve and expand their platforms and related infrastructures more quickly than we can;

●	to reduce costs, particularly transport, storage and processing costs, because of discounts associated with large volume purchases;

●	to offer less expensive products, technology, platform, and services as a result of a lower cost structure, greater capital reserves or otherwise;

●	to adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;

●	to offer bundles of related services that we are unable to offer;

●	to take advantage of acquisition and other opportunities more readily; and

●	to devote greater resources to the marketing and sales of their products, technology, platform, and services.

If we are unable to compete effectively in our various markets, or if competitive pressures place downward pressure on the prices at which we offer our products and services, our business, financial condition and results of operations may suffer.

Our networks handle personal data, and we may be subject to liability for any loss of such data.

As part of our product offering, we facilitate the billing by our customers of their end customers, including end customers that may purchase products using credit cards or otherwise provide personal financial and other information over our network. Unauthorized access to our platform and underlying infrastructure, including certain servers for example, may jeopardize the security of the personal information stored in our computer systems and our customers’ computer systems. If this occurs, we may be liable to our customers, and we may lose customers or future customers, as a result of the reputational harm associated with such a breach.

Our business operations are susceptible to interruptions caused by events beyond our control.

Our business operations are susceptible to interruptions caused by events beyond our control. We are vulnerable to the following potential problems, among others:

●	Our platform, technology, products, and services and underlying infrastructure, or that of our key suppliers, may be damaged or destroyed by events beyond our control, such as fires, earthquakes, floods, power outages or telecommunications failures. Our operations are particularly susceptible to interruption from any of the foregoing because many of our servers and much of our infrastructure is located in Southern California, which is prone to the occurrence of the foregoing events.

●	We and our customers and/or partners may experience interruptions in service as a result of the accidental or malicious actions of Internet users, hackers or current or former employees.

●	We may face liability for transmitting viruses to third parties that damage or impair their access to computer networks, programs, data or information. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers.

●	Failure of our systems or those of our suppliers may disrupt service to our customers (and from our customers to their customers), which could materially impact our operations (and the operations of our customers), adversely affect our relationships with our customers and lead to lawsuits and contingent liability.

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

Our articles of incorporation and bylaws have provisions designed to limit liability of our officers and directors to the Company and its shareholders with respect to any errors of judgment committed by our officers and directors. This likely will limit the recourse that the shareholders might otherwise have against our management in the event of its mismanagement of the Company. Corporate documents and employment agreements between the Company and each of its executive officers require that the Company indemnify our officers and directors to the maximum extent permitted by law. While the Company has officers and directors’ liability insurance, a successful claim for such indemnification which is not covered under such insurance would deplete our assets by the amount paid and would harm our financial condition.

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

We depend on our ability to develop and maintain certain proprietary aspects of our products and services. To protect these proprietary products and services, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets and common law copyright and trademark principles. Adequate protection of our intellectual property is subject to the following risks:

●	We have not applied for a copyright registration or patents with respect to our proprietary rights, and, as a result, we may have limited legal recourse against others who use our technology or similar technology.

●	Our claims of proprietary ownership (and related common law copyright assertions) may be challenged or otherwise fail to provide us with the ability to prevent others from copying our technology.

●	Our existing trademarks or any future trademarks may be canceled or otherwise fail to provide meaningful protection.

●	Counterparties to nondisclosure agreements disclose or use our intellectual property in breach of governing agreements, and our ability to prevent or obtain damages for such breach may be limited by our financial situation, legal restrictions or other issues.

●	If we use open source technology, with or without our knowledge, we may become subject to “copyleft” agreements requiring us to license proprietary technology to third parties.

Despite our efforts to protect our proprietary products, technology, platform, and services, unauthorized parties may attempt to copy, obtain or use certain aspects of it for their own benefit or for purposes of damaging our business or reputation. Policing unauthorized use of our products, technology, platform, and services is difficult, and although we are unable to determine the extent to which piracy of our products, technology, platform, and services exists, we expect software piracy to be an ongoing problem.

Third party claims that we infringe upon their intellectual property rights could be costly to defend and/or settle.

Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry grows and the functionality of products, technology, platform, and services in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property that we developed ourselves, use or license from third parties, including open source software. Third parties may bring claims of infringement against us, which may be with or without merit. We could be required, as a result of an intellectual property dispute, to do one or more of the following:

●	cease selling, incorporating or using services, technology, platform or products that rely upon the disputed intellectual property;

●	obtain from the holder of the intellectual property a license to sell or use the disputed intellectual property, which license may not be available on terms acceptable to us or at all;

●	redesign services, technology, products, platform or portions of services, technology or products, that incorporate disputed intellectual property;

●	pay increased license fees for certain implementations of open source or other third party software licenses which were not anticipated under an existing license or agreement; and

●	pay monetary damages to the third party adjudged to be the rightful holder of the intellectual property right.

The occurrence of any of these events could result in substantial costs and diversion of resources or could severely limit the products and/or services we offer, which may seriously harm our business, operating results and financial condition.

In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our products, technology or services infringe upon the intellectual property rights of others. We could incur substantial costs in defending our customers against infringement claims and ultimately be required to pay substantial monetary damages attributable to the indemnification of our customers in the event of a successful claim of infringement against us or them.

We may be subject to legal liability for providing third-party content.

We have certain arrangements to offer third-party content via certain of our customers’ websites. We may be subject to claims concerning this content by virtue of our involvement in marketing, branding, broadcasting or providing access to it, even if we do not ourselves directly host, operate or provide access to these products, services, content or advertising. While our agreements with these parties most often provide that we will be indemnified against such liabilities, such indemnification may not be adequate or available. Investigating and defending any of these types of claims can be expensive, even if the claims do not result in liability. While to date we have not been subject to material claims, if any potential claims do result in liability, we could be required to pay damages or other penalties, or result in other adverse impacts to our business, which could harm our operating results and financial condition.

Risks Related to Our Industry

Certain of our service delivery and content handling services are subject to industry regulations, standards, certifications and/or approvals.

The commercialization of certain of the service delivery and content handling services we provide at times require or are made more costly due to industry acceptance and regulatory processes, such as ISO certification and strict content security handling standards, including rights management and other requirements mandated by media and entertainment studios. If we are unable to obtain or retain these or other formal and informal studio approvals for particular Digital Service implementations, certifications and standards compliance in a timely manner, or at all, our operating results could be adversely affected.

General global market and economic conditions may have an adverse impact on our operating performance and results of operations.

Our business has been and could continue to be affected by general global economic and market conditions. Weakness in the United States and worldwide economy has had and could continue to have a negative effect on our operating results, including a decrease in revenue and operating cash flow. To the extent our customers are unable to profitably monetize the Digital Services and content we deliver on their behalf, they may reduce or eliminate their purchase of our products and services. Such reductions in traffic would lead to a reduction in our revenues. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, slowdown in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by our customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or revenues. Flat or worsening economic conditions may harm our operating results and financial condition.

The market for digital broadcasting solutions may not grow at a pace that we anticipated or at levels that allow us to continue to grow.

The market for digital broadcasting solutions is relatively new and evolving. As a result, we cannot be certain that a viable market for our products and services will be sustainable. Factors that may inhibit the growth of this market include:

●	Our customers may limit their distribution of digital media and related Digital Services to Devices because of issues related to protection of copyrights, media and entertainment company studio approvals related to content protection, royalty payments to artists and publishers, illegal copying and distribution of data and other intellectual property rights issues.

●	Congestion of data networks, or consumer reluctance to purchase high-speed Internet connectivity for their Device, may limit the growth of the distribution of content and related Digital Services to Devices.

●	Consumers may determine not to view or access Digital Services on their Devices because of, among other factors, poor reception of the broadcast or other delivery of the services, or the creation or expansion of competing technologies, that provide a similar service at lower cost or with better features.

●	New laws and regulations may negatively affect consumers’ and businesses’ use of the Internet or Devices, thereby reducing demand.

If the market for digital broadcasting solutions does not continue to grow, or grows more slowly than expected, our business, results of operations and financial condition will be significantly harmed.

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

Our common stock is quoted on the OTC Bulletin Board, but there is currently only sporadic trading, and even if trading commences on a more regular basis, it is likely to be thin and subject to manipulation.

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

In light of our status as a public company and the early stage of our business, we are subject to a variety of laws and regulatory regimes in addition to those applicable to all businesses generally. For example, we are subject to the reporting requirements applicable to United States reporting issuers, such as the Sarbanes-Oxley Act of 2002, and certain state and provincial securities laws. In addition, because we are in an early stage of development and intend on issuing securities to raise capital and use acquisitions for growth, our actions will be governed by state and federal securities laws and laws governing the issuance of securities, which are complex. In connection with such laws, we may be subject to periodic audits, inquiries and investigations. Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect the execution of our business plan.

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

Risks Associated with Broadcast Merger

The proposed Broadcast Merger may not be consummated because of alleged breaches of representations and warranties.

On February 6, 2013, after having conducted further due diligence, AllDigital provided written notice of its belief that certain material representations and warranties in the Broadcast Merger Agreement with Broadcast International were inaccurate when made and threatened to terminate the Broadcast Merger Agreement if certain issues were not addressed. The parties are making progress on addressing those issues, but the resolutions of the issues is not entirely within the parties’ control, and requires consents, concessions and other actions from third parties. There is a reasonable possibility that the issues identified by AllDigital will not be resolved and that, as a result, the transaction will not move forward. It is also possible that either AllDigital or Broadcast International will identify and allege additional breaches of representations, warranties or covenants that will prevent the Broadcast Merger from closing. If the Broadcast Merger does not close, AllDigital will not receive any of the anticipated benefits from the Broadcast Merger. In addition, it is possible that litigation or other claims will emerge between the parties.

The proposed Broadcast Merger may not be consummated because of the failure of one of the parties to satisfy closing conditions.

Even if all alleged breaches of representations and warranties are resolved, the Broadcast Merger may not close because of a failure of one or more of the parties to satisfy closing conditions. It is possible that any of the conditions will not be satisfied and, as a result, the parties will not close. Conditions that management believes present particular risks include the following:

●	the shareholders of both parties must vote upon, and approve the Broadcast Merger Agreement and the Broadcast Merger;

●	the number of shares of AllDigital common stock dissenting from the Broadcast Merger must be less than 1.5% of the outstanding AllDigital common stock and the number of shares of Broadcast International common stock dissenting from the Broadcast Merger shall be less than 3% of the of the outstanding Broadcast International common stock;

●	the adjusted working capital of Broadcast International immediately prior to the closing of the Broadcast Merger must be equal to or greater than a deficit of $1 million, which will require the raising of additional capital by Broadcast International;

●	the shareholders of Broadcast International must approve a reverse stock split;

●	Broadcast International must eliminate all indebtedness, other than indebtedness that converts to equity upon closing of the Broadcast Merger;

●	the number of securities convertible into Broadcast International common stock, with certain exceptions, must be reduced to 2 million or less;

●	Broadcast International’s monthly net cash flow for the preceding 30 days must be equal to or greater than $50,000; and

●	certain pending legal proceedings and related issues must be resolved.

If all of the conditions to closing are not satisfied, or waived by the other party to the Broadcast Merger Agreement, the Broadcast Merger will not close. If it does not close, AllDigital will not receive expected benefits from the Broadcast merger.

The Broadcast Merger Agreement contains provisions that limit AllDigital’s ability to pursue alternatives to the Broadcast Merger, which could discourage a potential acquirer of either company from making an alternative transaction proposal and, in certain circumstances, could require AllDigital to pay the other a termination fee of $100,000 and shares representing 4% of its respective fully diluted capitalization.

Under the Broadcast Merger Agreement, AllDigital is restricted, subject to limited exceptions, from entering into alternative transactions. Unless and until the Broadcast Merger Agreement is terminated, subject to exceptions, AllDigital and Broadcast International are restricted from initiating, seeking, soliciting or knowingly encouraging or facilitating any inquiry, proposal or offer for a competing acquisition proposal with any person. Additionally, under the Broadcast Merger Agreement, in the event of a potential change of recommendation by the AllDigital Board of Directors with respect to the merger-related proposals, AllDigital must provide Broadcast International with five business days prior notice and, if requested, negotiate in good faith an adjustment to the terms and conditions of the Broadcast Merger Agreement prior to changing its recommendation. AllDigital may terminate the Broadcast Merger Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including material compliance with the non-solicitation provisions of the Broadcast Merger Agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of AllDigital from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the Broadcast Merger, or might result in a potential competing acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

Under the Broadcast Merger Agreement, AllDigital may be required to pay to Broadcast International a termination fee of $100,000 and issue shares of common stock representing 4% of its respective fully diluted capitalization. Should the Broadcast Merger Agreement be terminated in circumstances in which such termination fee or expense reimbursement is payable, the payment of this fee by AllDigital could have adverse consequences to its financial results and liquidity.

The combined company may not achieve strategic objectives, anticipated synergies and other potential benefits of the Broadcast Merger.

AllDigital expects to realize strategic, financial and operating benefits over the long term as a result of the Broadcast Merger. However, we cannot predict the extent to which these benefits will actually be achieved or the timing of any such benefits. The following factors, among others, may prevent the combined company from realizing these benefits:

●	the inability of the combined company to consolidate and rationalize product lines, supply chains, administrative functions, sales and marketing teams and/or research and development efforts to the degree, or within the time period, expected;

●	the inability of the combined company to increase sales;

●	unfavorable customer reaction to the combined company’s products;

●	competitive factors, including technological advances attained by competitors and patents granted to or contested by competitors, which would enhance their ability to compete against the combined company;

●	the failure of key markets for the combined company’s products to develop to the extent or as rapidly as currently expected;

●	the impact of the recent economic and financial downturn and the extent to which the current adverse economic conditions and disruptions in the credit and financial markets improve or ameliorate, if at all;

●	changes in technology that increase the number of competitors that the combined company faces after the Broadcast Merger or require the combined company to make significant capital expenditures to develop competitive products; and

●	unfavorable reaction to the Broadcast Merger by the combined company’s customers and suppliers.

Failure to achieve the strategic objectives of the Broadcast Merger could have a material adverse effect on the revenues, expenses and the operating results and cash resources of the combined company and could result in the combined company not achieving the anticipated potential benefits of the Broadcast Merger.

Broadcast International and AllDigital may not successfully integrate their businesses and may not realize the anticipated benefits of the Broadcast Merger.

Achieving the potential benefits of the Broadcast Merger will depend in substantial part on the successful integration of the two companies’ technologies, operations and personnel. Broadcast International and AllDigital will face significant challenges in integrating their organizations and operations in a timely and efficient manner. Some of the challenges involved in this integration include:

●	demonstrating to the customers of Broadcast International and AllDigital that the Broadcast Merger will not result in adverse changes in client service standards or business focus and helping customers conduct business easily with the combined company;

●	consolidating and rationalizing corporate information technology, engineering and administrative infrastructures;

●	integrating technologies, platforms, and product offerings;

●	coordinating sales and marketing efforts to effectively communicate the capabilities of the combined company;

●	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost; and

●	preserving important relationships of both Broadcast International and AllDigital and resolving potential conflicts that may arise.

The integration of Broadcast International and AllDigital will be a complex, time consuming and expensive process. It is not certain that Broadcast International and AllDigital can be successfully integrated in a timely manner or at all or that any of the anticipated benefits will be realized. Failure to do so could have a material adverse effect on the revenues, expenses and the operating results and cash resources of the combined company and could result in the combined company not achieving the anticipated potential benefits of the Broadcast Merger.

Whether or not the Broadcast Merger closes, it will divert management’s attention away from our operations.

Negotiation of the Broadcast Merger consumed significant executive and other resources of AllDigital, and addressing due diligence and pre-closing matters continues to consume executive time and financial resources. Even if the Broadcast Merger does not close, it will have diverted, and will continue to divert for some time, limited management, financial and other resources.

If the Broadcast Merger closes, successful integration of Broadcast International’s and AllDigital’s operations, products and personnel may place a significant burden on AllDigital’s executives, as they become the executives of the surviving corporation. The diversion of management attention and any difficulties encountered in the transition and integration process could harm AllDigital’s, or the surviving corporation’s, business, financial condition and operating results.

The ownership and voting interests of AllDigital stockholders will be diluted as a result of the Broadcast Merger.

After the Broadcast Merger, stockholders of AllDigital who receive Broadcast International common stock in the Broadcast Merger are expected to represent approximately 54% of the outstanding Broadcast International common stock (assuming the exercise or conversion of warrants, options and other derivative securities except for specified warrants) immediately following the consummation of the Broadcast Merger. After the Broadcast Merger, stockholders of Broadcast International immediately prior to the effective time are expected to own approximately 46% of the aggregate number of outstanding shares of the common stock of the combined company (assuming the exercise or conversion of warrants, options and other derivative securities except for specified warrants). Even if there are no financings prior to the close of the Broadcast Merger, AllDigital shareholders will own, on a percentage basis, approximately one-half the percentage they own in AllDigital. AllDigital and the combined company will likely be required to raise capital in order to finance operations following the closing of the Broadcast Merger, which will likely result in additional dilution to stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in Irvine, California in a leased facility of approximately 7,269 square feet. This facility contains all of our operations, including sales and marketing, finance, administration, and project development. The facility is leased under a non-cancelable operating lease agreement expiring December 31, 2014. Pursuant to the terms of the lease, monthly rent paid will be $10,297 in year one, $10,504 in year two, and $10,717 in year three.

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

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “ADGL.” The table below sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated. There was no trading in our common stock for periods prior to quarter ended March 31, 2012.

	High	Low
Fiscal Year Ended December 31, 2012
Quarter ended December 31, 2012	$1.00	$0.85
Quarter ended September 30, 2012	$1.01	$1.01
Quarter ended June 30, 2012	$1.01	$0.51
Quarter ended March 31, 2012	$3.255	$1.01

Fiscal Year Ended December 31, 2011
Quarter ended December 31, 2011	$3.255	$3.255
Quarter ended September 30, 2011	$5.50	$1.01
Quarter ended June 30, 2011	n/a	n/a
Quarter ended March 31, 2011	n/a	n/a

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Security Holders

As of April 1, 2013, we had 25,444,728 shares of common stock outstanding held of record by approximately 119 stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The AllDigital Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan (our “Option Plan”) is administered by our Board of Directors and provides for the granting of stock to employees, officers, directors and other service providers of the Company. Security holders have approved the stock plan. The following table sets forth certain information with respect to the stock plan as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,610,000	$0.26	3,840,000
Equity compensation plans not approved by security holders	None	N/A	None
Total	4,610,000	$0.26	3,840,000

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains statements that constitute forward-looking statements. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend” or “expect” “will” or similar words. When considering such forward-looking statements, you should keep in mind the risk factors noted in the section of this Report entitled “Risk Factors” and other cautionary statements throughout this Report. You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect.

Certain Defined Terms

In this Report, we use certain technical terms to describe our business, which terms are important to an understanding of our business, including the following:

●	“Apps” are software applications that operate on a Device, and which can act as the front-end of a remotely hosted, cloud-based Digital Service.

●	“Devices” are Internet-connected devices, including without limitation smartphones, tablet computers, desktop and laptop computers, gaming consoles, digital televisions, home theatre systems, streaming players, “smart” appliances, and digital signage.

●	“Digital Broadcasting Workflow” is a series of interconnected processes to ingest, store, prepare, secure, manage, monetize, convert and distribute live media feeds and video-on-demand assets, as well as real-time data and other information to and from Apps on Devices.

●	“Digital Services” are remotely hosted, cloud-based software applications intended for use on, interactivity with, and the delivery of digital media to or from, one or more Devices, through a Digital Broadcasting Workflow. Examples of well-known Digital Services include NetFlix’s Movies On-Demand, Hulu, Pandora Radio, Instagram, Twitter, MLB.com, Match.com, Pinterest, and Facebook.

●	“Pairing” is the process of setting-up, managing and maintaining the ongoing data exchange between a Digital Service and a Device through the applicable Digital Broadcasting Workflow. Pairing includes not only the initial process of ensuring the compatibility of the Digital Service with one or more Devices operating on one or more Device platforms, but may also include any or all of the following:

●	Managing various elements of and processes related to the ongoing data exchange between a Digital Service and a Device, including Device compatibility, security, quality of service, data and signal flows, and dynamic updates;

●	Applying business rules (e.g., subscriber eligibility and authentication) and processing to live media feeds, video-on-demand (e.g., converting master video files into formats compatible with the target Devices), real-time data and other data assets, and Digital Services; and

●	Acting as the origin for data exchange between the Digital Services, through the Digital Broadcasting Workflow, to the Devices.

Overview of our Business

AllDigital Holdings, Inc. (“AllDigital,” the “Company” or forms of the pronoun “we”) provides digital broadcasting solutions. Our digital broadcasting solutions consist of the technology and related services required to develop, operate and support a variety of App and Digital Service implementations, through a Digital Broadcasting Workflow, across a large and diverse market of Devices. Our business model targets a variety of organizations and existing providers of Digital Services, such as media and entertainment companies, enterprises, government agencies, and nonprofits.

Industry analysts have predicted that, over the next few years, providers will develop several hundred thousand different Apps and a variety of Digital Services that enable new and innovative functionality to a growing universe of Devices. The makers and providers of these Apps and related Digital Services will come from a number of different market segments, including media and entertainment, enterprise, faith-based organizations, education, interactive gaming and government, and represent AllDigital’s existing and target customers.

There are a number of technical, financial, personnel, and management challenges for media and entertainment companies, enterprises, and organizations wanting to successfully develop, operate and support a Digital Service through a Digital Broadcasting Workflow to target Devices. As demand continues to increase from both end-users and their Devices requesting growing amounts of cloud-based digital media, data processing, services, and quality of service levels, these challenges will similarly increase.

Our AllDigital Cloud platform addresses a significant number of these challenges. AllDigital Cloud is a unified digital broadcasting and cloud services platform. It is dedicated to ingesting, storing, preparing, securing, managing, monetizing, converting and distributing digital media across Devices. AllDigital Cloud enables and supports a variety of complex Digital Broadcasting Workflow and Digital Service implementations. It also maximizes the performance of, and offers significant scale and pricing advantages related to, the cloud-based storage, cloud processing and origin transit of digital media to and from Devices.

The Company was previously called Aftermarket Enterprises, Inc. It acquired all of the assets and operations of AllDigital, Inc. in a reverse triangular merger (the “Aftermarket Merger”) that was effected on July 29, 2011. As of the date of the Aftermarket Merger, the Company had two business lines: AllDigital, Inc.’s digital broadcasting solutions business and the automotive accessories business conducted by Aftermarket Enterprises, Inc. prior to the Aftermarket Merger. On September 27, 2011, we sold the automotive accessories business. We refer to the Company as “Aftermarket” when attempting to distinguish the business of the Company prior to the Aftermarket Merger from its current business. Similarly, we refer to our predecessor company as “AllDigital, Inc.” when referring our current business prior to the Aftermarket Merger.

General Outlook

We expect that the need for digital broadcasting solutions will accelerate significantly over the next 2-3 years, which acceleration we anticipate will be driven by the convergence of the following two key market dynamics: (1) The market for Devices is substantial and rapidly growing, and, (2) Digital Services are increasingly critical to enterprise core business applications, are implemented to achieve a wide variety of objectives, and are rapidly proliferating. We believe that the growth of the Digital Services market will not be sustainable, however, without the creation of third party service providers that offer the digital broadcasting solutions required to successfully develop, operate and support Digital Services to a large and diverse market of Devices.

Our ability to successfully generate future revenues is dependent on a number of factors, including: (i) the availability of capital to continue to develop, operate and maintain our proprietary AllDigital Cloud platform and services, (ii) the ability to commercialize our portfolio of digital broadcasting solutions to media and entertainment companies, enterprises, government agencies, and non-profits, and (iii) our ability to attract and retain key sales, business and product development, and other personnel as our business and offerings continue to mature. We may encounter setbacks related to these activities.

Key Opportunities

On January 6, 2013, we entered into an Agreement and Plan of Merger and Reorganization (the “Broadcast Merger Agreement”) with Broadcast International, Inc., a Utah corporation (“Broadcast International”) and Alta Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Broadcast International (“Merger Sub”). Assuming conditions to closing are satisfied, Merger Sub will be merged with and into Company, and Company will survive as a wholly-owned subsidiary of Broadcast International (the “Broadcast Merger”).

The completion of the Broadcast Merger is subject to various customary and other closing conditions, including, among other things: (i) the approval of the respective stockholders of Broadcast International and AllDigital, (ii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by each of Broadcast International and AllDigital and the compliance by each of Broadcast International and AllDigital with their respective obligations under the Broadcast Merger Agreement; and (iii) the declaration of the effectiveness by the Securities and Exchange Commission (the “SEC”) of the Registration Statement on Form S-4 (the “Registration Statement”) to be filed by Broadcast International in connection with the Broadcast Merger.

On February 6, 2013, after having conducted further due diligence, AllDigital provided written notice of its belief that certain material representations and warranties in the Broadcast Merger Agreement were inaccurate when made. In the notice, AllDigital also identified its requirements for curing these alleged inaccuracies and notified Broadcast International that if such alleged inaccuracies are not cured or otherwise resolve within thirty (30) days of such notice, or if it earlier becomes apparent that such alleged inaccuracies cannot be cured, AllDigital may terminate the Broadcast Merger Agreement in accordance with its terms. Broadcast International and AllDigital have been working together on the issues identified in such notice. In light of progress made to date related to these issues, on March 6, 2013, AllDigital provided written notice to Broadcast International that it was extending the cure period identified in the Initial Notice to April 7, 2013.

As of the date of this Report, there are uncertainties surrounding the close of the Broadcast Merger (see the risks described under Item 1A Risk Factors); however, AllDigital believes that the issues identified in the notice referenced above can be resolved, and we look forward to working together with Broadcast International to try to resolve such remaining issues. AllDigital also remains interested in continuing to move forward with the Broadcast Merger, subject to the conditions and obligations set forth in the Broadcast Merger Agreement.

We believe the Broadcast Merger represents a significant opportunity for both AllDigital and Broadcast International. AllDigital’s goal is to radically redefine the way in which companies and organizations manage the distribution of their digital media assets. Our long-term vision has always been to provide a revolutionary broadcast platform where virtually anyone can become a global broadcaster. We believe that the Broadcast Merger, if consummated, brings us significantly closer to being able to realize this vision.

By integrating Broadcast International’s content management system (“CMS”) with the AllDigital Cloud Platform and App Frameworks, it is anticipated that the combined company will be able to provide a highly scalable, flexible and secure digital broadcasting platform where virtually any form of digital media can target and reach a global audience across Devices. On a combined basis, using our unique combination of digital broadcasting technology and related cloud-based services, we believe our clients can create one or more ‘digital television channels’ that can target a single device or, literally, billions of connected devices, to create their own public or private facing broadcasting networks. It is anticipated that we will be able to provide existing and prospective clients with total control over the distribution of their digital media assets. We believe that the level of digital media asset control inherent in the combined solution is an important differentiator and value proposition for the combined companies. We will change the name of Broadcast International to “AllDigital Broadcasting, Inc.”.

Results of Operations

The following discussions are based on our consolidated balance sheets as of December 31, 2012 and 2011, and statement of operations and cash flows for the years ended December 31, 2012 and 2011 and notes thereto.

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	For the years ended December 31,		Dollar variance favorable (unfavorable)	% variance favorable (unfavorable)
	2012	2011
Net sales	$3,307,167	$2,852,350	$454,817	15.9%
Cost of sales	2,486,388	1,702,670	(783,718)	(46.0)%
Gross profit	820,779	1,149,680	(328,901)	(28.6)%

Operating expenses
Selling, marketing and advertising	600,789	267,637	(333,152)	(124.5)%
General and administrative	1,587,445	1,164,941	(422,504)	(36.3)%
Total operating expenses	2,188,234	1,432,578	(755,656)	(52.7)%

Loss from continuing operations	(1,367,455)	(282,898)	(1,084,557)	(383.4)%

Other income (expense)
Interest income	1,237	932	305	32.7%
Interest expense	(112)	(26,070)	25,958	99.6%
Other income	195,521	–	195,521	–
Organization costs write-off	–	(790,840)	790,840	100.0%

Total other income (expense)	196,646	(815,978)	1,012,624	124.1%

Loss from continuing operations before provision for income taxes	(1,170,809)	(1,098,876)	(71,933)	(6.5)%
Provision for income taxes	2,400	2,400	–	–
Net loss from continuing operations	(1,173,209)	(1,101,276)	(71,933)	(6.5)%
Income from discontinued operations	-	5,000	(5,000)	(100.0)%
Net Loss	$(1,173,209)	$(1,096,276)	$(76,933)	(7.0)%

Net Sales. Net sales increased by $454,817, or 16% for the year 2012 compared to the year 2011, due to a $341,772 increase in recurring monthly maintenance and support contracts with new and existing customers, and a $113,045 increase in recognition of percentage of completion revenue related to our contracts with existing and new customers.

Gross Profit. Gross profit decreased by $328,901, or 29%, for the year 2012 compared to the year 2011. The decrease in gross profit resulted from increases of $651,589 in salaries and related expenses for new engineering and software development resources for current and upcoming projects, $57,512 in 3rd party contracted resources as we transitioned to more in-house personnel, $34,548 in operating leases, $29,644 in equipment expenses, and $20,364 in licenses expenses, offset by a decrease of $9,939 in other cost of sales and an increase of $454,817 in net sales.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased by $333,152, or 125%, for the year 2012 compared to the year 2011. The increase resulted from increases of $218,432 in salary and payroll related expenses, primarily due to the addition of one new employee in August 2011 and one in September 2011, $46,380 in advertising, $31,499 in travel, $24,480 in consultants and outside services, and the remaining $12,361 in other selling expenses.

General and Administrative Expenses. General and Administrative expenses increased by $422,504, or 36%, for the year 2012 compared to the year 2011. The increase was due to increases of $250,318 in salary and payroll related expenses, $81,844 in rent, $47,446 in software maintenance and support, $34,072 in bad debts expense, $27,747 in legal expense, $22,284 in depreciation and amortization expense, $16,078 in phone expenses, $12,800 in dues and subscriptions, $10,458 in accounting expenses, and $26,553 in other expenses, offset by decreases of $85,806 in consulting and outside services and $21,290 in travel expenses.

Interest Expense. Interest expense decreased by $25,958, or 100%, for the year of 2012 as compared to the year 2011. The decrease was due to $25,616 in interest expense that accrued on the principal balance of the outstanding notes during 2011 compared to $0 in 2012 as the notes were converted to equity in 2011.

Organization Costs Writeoff. Organization costs writeoff was $790,840 for 2011 compared to $0 for 2012. These costs were incurred in connection with the Aftermarket Merger. We determined that the value of the intangible assets identified and unidentified was $0. As such, we recorded a charge of $790,840 to its consolidated statement of operations in 2011 relating to the reverse acquisition because the value of the consideration given was in excess of the value of the assets acquired and was akin to organization costs.

Other Income. $195,000 of other income was the result of a settlement with a former client.

Discontinued Operations. Income from discontinued operations was $5,000 for 2011 compared to $0 for 2012. Income from discontinued operations during 2011 was generated from the post-Merger operations of Aftermarket and the gain on the sale of the Aftermarket business to the former president of Aftermarket, which occurred on September 27, 2011.

Liquidity and Capital Resources

As of December 31, 2012, we had current assets of $638,187, including $462,761 in cash and cash equivalents. Cash decreased from $998,853 at December 31, 2011 to $462,761 at December 31, 2012, due primarily to net cash used in operations of $507,436 and net cash used in the purchase of property and equipment and a domain name of $41,156, offset by $12,500 cash provided by the exercise of stock options. Net cash provided by (used in) operating activities was ($507,436) and $149,066 for the years ended December 31, 2012 and 2011, respectively.

The decrease of $58,688 in cash outflow for investing activities for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily reflects the decrease in purchase of $24,439 in computer equipment during the year ended December 31, 2012, compared to the purchase of $96,073 in computer equipment and software during year ended December 31, 2011, offset by $8,500 for purchase of a domain name during the year ended December 31, 2012.

We monitor our financial resources on an ongoing basis and may adjust planned business activities and operations as needed to ensure that we have sufficient operating capital. We evaluate our capital needs, and the availability and cost of capital on an ongoing basis and expect to seek capital when and on such terms as deemed appropriate based upon an assessment of then-current liquidity, capital needs, and the availability and cost of capital. Given our early stage of operations, we do not expect that bank or other institutional debt financing will be available. We expect that any capital we raise will be through the issuance of equity securities, warrants or similar securities. As of December 31, 2012, we did not have any commitments to provide financing. We believe that we will be able to obtain financing when and as needed, but may be required to pay a high price for capital. On October 9, 2012, the Company announced that it signed an engagement letter with Merriman Capital, Inc., an investment banking firm, to function as its capital markets advisor. Merriman will advise AllDigital on various strategic matters, including potentially raising capital. We do not have any commitments to provide capital.

We believe that at the current level of revenue and expenses, we will have sufficient capital for the next twelve months. However, we are seeking to accelerate our revenue growth and may participate in strategic joint ventures or acquisitions. In addition, it is possible that our revenue may significantly decrease from current levels and that our expenses may significantly increase from current levels. As a result, it is likely that we will seek to raise capital in 2013. We may be unable to raise capital. If we are able to raise capital, we may have to issue shares at a discount from market prices or otherwise in a highly dilutive manner.

On January 6, 2013, we entered into the Broadcast Merger Agreement with Broadcast International related to the Broadcast Merger. There are uncertainties surrounding the close of the Broadcast Merger (see the risks described under Item 1A Risk Factors); however, assuming conditions to closing are satisfied, Merger Sub will be merged with and into Company, and Company will survive as a wholly-owned subsidiary of Broadcast International.

Under the terms of the Broadcast Merger Agreement, AllDigital and Broadcast International are each allowed to seek to raise capital on their own terms prior to the closing, subject to the approval of the other party. As of the date of this Report, we have not yet formalized a plan or schedule to raise capital in 2013; however, given our limited capital and the expectation that Broadcast International will have a working capital deficit prior to closing, we and/or Broadcast International will need to raise capital in order to fund the operations of the combined company following closing. We do not have any commitments to provide such capital. We may be unable to raise capital. If we are able to raise capital, we may have to issue shares at a discount from market prices or otherwise in a highly dilutive manner.

Capital Commitments and Expenditures

The following table discloses aggregate information about our indebtedness and contractual obligations and the periods in which payments are due as of December 31, 2012:

	Total	Due in 2013	Due in 2014	Due in 2015	Thereafter
Operating lease obligations	$418,222	$188,207	$222,009	$8,006	$0

Operating leases include both lease of office space and lease of computer servers for operations. See Note 6 of the financial statements.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet transactions during 2012.

Critical Accounting Policies and Estimates

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates may also affect the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, estimates of costs used in the calculation of percentage of completion contracts, realization of capitalized assets, valuation of equity instruments and other instruments indexed to the Company’s common stock, and deferred income tax valuation allowances. Actual results could differ from those estimates. Following are discussion of the Company’s significant accounting policies.

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

Accounts Receivable

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $0 at December 31, 2012 and December 31, 2011. The Company generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development contracts to facilitate its working capital needs.

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

At December 31, 2012, the Company had 2,070,597 options and 3,892,274 warrants that could potentially dilute the number of shares outstanding. At December 31, 2011, the Company had 670,139 options and 3,892,274 warrants that could potentially dilute the number of shares outstanding.

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

Assets subject to this classification at December 31, 2012 and December 31, 2011 were cash and cash equivalents that are considered Level 1 assets.

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

Furniture and fixtures Computer equipment Software Signs	5 years 3 years 3 years 3 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Gains or losses on dispositions of property and equipment are included in the results of operations when realized.

Impairment of Long-Lived and Intangible Assets

The Company accounts for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the Company may not recover the carrying amount of an asset. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, the Company recognizes an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. The Company had no impairment charges during the twelve months ended December 31, 2012. The Company recorded $790,840 in organization costs writeoff related to the Aftermarket Merger Enterprises during the twelve months ended December 31, 2011. The Company had no other impairment charges during the twelve months ended December 31, 2011.

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

Previously reported.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2012, which is the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Our management’s assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management determined that, as of December 31, 2012, we maintained effective internal control over financial reporting.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers and directors as of December 31, 2012:

Name	Age	Position

Paul Summers	47	Chairman of the Board of Directors and Chief Executive Officer

Timothy Napoleon	38	Chief Strategist

Stephen Smith	45	Vice President of Network Services and Director

John Walpuck	51	COO and CFO

David Williams	49	Director

Board of Directors

The following paragraphs set forth certain biographical information about our Board of Directors, including their specific qualifications to serve as directors of the Company in light of the Company’s business and structure.

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

Timothy Napoleon has served as our Chief Strategist since February 2012 and a director since July 2011. Mr. Napoleon is a co-founder of AllDigital and served as Vice President of Media Services of AllDigital from its inception in August 2009 until July 2011 and in the same position for the Company until February 2012. In February 2012, he was appointed Chief Strategist, and no longer serves in the capacity of Vice President of Media Services. Prior to AllDigital, Mr. Napoleon was the Chief Strategist, Media and Entertainment, for Akamai Technologies, Inc. (NYSE: AKAM), where he worked from 2005 until August 2009. Prior to Akamai, Mr. Napoleon was the Vice President of Business Development at VitalStream Holdings, Inc., where he worked from 2000 to 2005. Mr. Napoleon’s career background thus far has been as a digital media product architect, as well as a marketing and business development executive in the online media and entertainment industries for the past 10 years. Mr. Napoleon received his MBA from the University of Southern California’s Marshall School of Business after earning a BA in Communications from the California State University at Fullerton. Mr. Napoleon was appointed as a director in light of his experience in the industry and his knowledge of the Company and its markets and products.

Steve Smith has served as our Vice President of Network Services and a director since July 2011. Mr. Smith is a co-founder of AllDigital, and has served as the Vice President of Network Services and a Director of AllDigital since September 2009. Mr. Smith has over 25 years of highly specialized experience in a wide variety of storage technologies, hosting applications and digital broadcasting solutions delivery technologies. From October 2006 to September 2009, Mr. Smith was the Founder and President of HCI, which provided specialized technical and security-intensive management services for a variety of Internet-based companies. Prior to HCI, Mr. Smith served as the CTO of VitalStream Holdings, Inc.'s integrated content services business unit, where he worked from 2000 through October 2006. Mr. Smith was appointed as a director in light of his experience in the industry and his knowledge of the Company and its markets and products.

David Williams has been a director since September 2011. Mr. Williams is presently the president and owner of Advanced Dental Designs, a specialty manufacturer of precision dental equipment, where he has worked since 2009. Prior to this, from 2006 to 2009, he was the Manager of Affiliate Operations for Google, where he oversaw a national team managing 1,600 radio stations as part of Google’s ad network. From 2005 to 2006, Mr. Williams was the Manager of Affiliate Operations at dMarc Broadcasting (acquired by Google for $475M cash). From 2001 to 2005, he was the VP of Operations at VitalStream, where he managed several teams responsible for solutions deployment, customer service and network operations. Before VitalStream, Mr. Williams had co-founded SiteStream along with Steve Smith, which was later acquired by VitalStream. Mr. Williams received his MBA in Finance from Wharton Business School and received his BS in Business Administration with an accounting major from the University of Southern California. Mr. Williams was appointed as a director in light of his experience in of the industry.

Executive Officers

The following paragraphs set forth certain biographical information about the executive officers of the Company (other than Paul Summers, Timothy Napoleon and Steve Smith, whose information is provided above):

John Walpuck has served as our Chief Operating Officer and Chief Financial Officer since July 2011. Mr. Walpuck began serving as a consultant to AllDigital in July 2010, and was appointed the Chief Operating Officer and Chief Financial Officer of AllDigital in December 2010. Mr. Walpuck brings over 25 years of experience in finance and general management to AllDigital. Prior to AllDigital, Mr. Walpuck served as the President and CEO of Disaboom, Inc., where he worked from 2007 to 2010. Disaboom is an online business and social network dedicated to people with disabilities. Prior to Disaboom, from 2005 to 2007, he served as the Senior Vice President and Chief Financial Officer of Nine Systems Corporation, a digital media services company acquired by Akamai (NYSE: AKAM) in 2007. Mr. Walpuck has an MBA from the University of Chicago. He is a CMA, CPA and holds other professional certifications.

Konstantin Wilms has served as our Chief Architect since July 2011. Mr. Wilms has over 16 years of experience in the design, development and deployment of media delivery systems in a range of markets including mobile, satellite, content delivery, encryption, and IPTV networks. Prior to AllDigital, Mr. Wilms served as Chief Architect at StreamingMediaHosting from 2008 through 2011, and was responsible for the architecture, design and development of the entire end-to-end service, which won multiple awards as the best American Content Delivery Network. Prior to this, he served in senior engineering roles at Logic Innovations and News Digital Systems amongst others. He has served on broadcast standards committees including OASIS-CAP (which defined the new post-9/11 Emergency Alerting Standard for the USA), and the ATSC A/92 (which defined the Data Broadcast standard for digital delivery of IP data over terrestrial networks for the USA, Canada, Mexico, South Korea, and Honduras). Mr. Wilms earned his B.Sc. (Hons) from Nelson Mandela University.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s common stock is not registered pursuant to Section 12 with the Securities Exchange Act of 1934; as a result, its affiliates are not subject to the requirements of Section 16(a).

Corporate Governance

Our board of directors adopted a Code of Ethics and Conduct in March 2012 that applies to our principal executive officer, principal financial officer and principal accounting officer. Such constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002. A copy of such Code of Ethics and Conduct is attached to this report as Exhibit 14.

Audit Committee

Our entire Board of Directors presently serves as our audit committee. David Williams of the audit committee satisfies the independence requirements applicable to audit committees of companies listed on the Nasdaq Stock Market. The Board of Directors has not determined that the audit committee has any members qualifying as an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K. We are at an early stage of growth and, at this stage our primary concern is recruiting directors with industry expertise and/or a direct interest in the Company. As a result, we have not yet recruited directors specifically for their auditing or financial statement expertise.

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

Summary Compensation Table

The following table sets forth the total compensation of the “named executive officers”, which include (i) any person who served as the Company’s Chief Executive Officer during the most recent fiscal year of the Company, and (ii) the two most highly compensated other executive officers whose total compensation exceeded $100,000 during either of the last two fiscal years of the Company.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)(2)	Total ($)
Paul Summers	2012	$144,000	$0		$0	$18,000	$26,468	$188,468
Chief Executive Officer(4)	2011	$130,000	$5,000		$0	$12,000	$28,238	$175,238
Tim Napoleon	2012	$144,000	$0	$0	$0	$18,000	$27,942	$189,942
Chief Strategist(4)	2011	$129,932	$5,000	$0	$0	$12,000	$27,442	$174,374
John Walpuck,	2012	$144,000	$0	$0	$84,079	$18,000	$0	$246,079
CFO and COO (4)	2011	$150,000	$5,000	$0	$90,313	$12,000	$0	$257,313

(1)	Information with respect to employment agreements is set forth in “Executive Employment Agreements, Termination of Employment and Change of Control Arrangements” below.

(2)	The value of equity awards was calculated based on the aggregate grant date fair value of $.17 per share and computed in accordance with FASB ASC Topic 718. For information on assumptions used in calculating such value, see the Financial Statements, Note 7 Stockholders’ Equity -- Stock Options.

(3)	Represents a reimbursement of health insurance costs.

(4)	Assumed office in July 2011 in connection with the Aftermarket Merger.

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

Non-Equity Incentive Plans

Under their employment agreements, each of the Company’s executive officers are entitled to an annual bonus target opportunity equal to 50% of his base salary (or $72,000) upon achievement of certain corporate-level performance criteria. The criteria are set in advance of each calendar quarter, and the independent director of the Board of Directors determines following each quarter whether the criteria have been met and bonuses should be paid. The Board of Directors approved Management Bonus Opportunity (MBO) bonus programs for the first, second, and third quarters of 2012 for the four executive officers. The MBO targets for the first quarter of 2012 were based upon current assets and current ratio targets to be realized at the end of the quarter. The MBO targets for the second and third quarters of 2012 were based upon cash equivalents and current ratio targets to be realized at the end of each quarter. The MBO targets were met for the first quarter of 2012, but were not met for the second and third quarters of 2012. Bonuses of $18,000 were paid to each of the executive officers with respect to 2012.

For 2013, the Board of Directors determined that, due to the manner in which expenses associated the pending Broadcast Merger may affect current ratio, cash equivalent and other possible targets, quarterly bonuses would be given in the discretion of the independent director on the Board of Directors. Quarter MBO plans will identify criteria that the independent director will consider in exercising his discretion, but he will have broad discretion in deciding whether to award, or not award, quarterly bonuses.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2012:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John Walpuck	906,250	593,750	(1)	-	$0.25	07/28/2021	-	-	-	-
John Walpuck	119,583	290,417	(2)	-	$0.25	11/02/2021	-	-	-	-

(1)	Vest at 31,250 per month through July 2014

(2)	25% vested in October 2011, the balance vest equally over the following 36 months

None of the named executive officers held any equity awards as of December 31, 2012.

Compensation of Directors

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Williams	$0	$0	$12,750	$0	$0	$0	$12,750

(1)	The value of equity awards was calculated based on the aggregate grant date fair value of $.17 per share and computed in accordance with FASB ASC Topic 718. For information on assumptions used in calculating such value, see the Financial Statements, Note 7 Stockholders’ Equity -- Stock Options.

Paul Summers, Timothy Napoleon and Steve Smith did not receive any compensation as directors as they are compensated as executive officers.

In 2011, we granted David Williams a total of 150,000 options to purchase common stock at an exercise price of $0.25 each during a ten-year term. 75,000 options vest one year after grant date and 75,000 options vested upon two years of service on the Company’s Board of Directors, provided that Mr. Williams is elected or re-elected at a shareholder meeting to continue to serve as a member of the Board of Directors through the two years after grant date. In the event Mr. Williams serves on the Board of Directors for a period between one and two years, the remaining 75,000 options will be vested pro-rata for the period between one and two years of service. The options have a fair value of $0.17 each. David Williams received no options in 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information, as of March 30, 2013, as to each person known to us who beneficially owns more than 5% of our outstanding common stock and information as to the ownership of our common stock by each named executive officer, each person serving as a director as of such date and all officers and directors as a group. Except as otherwise indicated in the footnotes to this table, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially being owned by them.

Name of Officer or Director or	Amount and Nature of		Percentage of Class
5% Shareholder	Beneficial Ownership (1)		(1)

Paul Summers
(Chairman, Chief Executive Officer and 5% shareholder)	6,321,042	(2)	24.74%

Steve Smith
(Director, Vice President of Network Services and 5% shareholder)	6,320,877	(3)	24.74%

Timothy Napoleon
(Director, Chief Strategist and 5% shareholder)	6,000,000		23.58%

John Walpuck
(Chief Financial Officer and Chief Operating Officer and 5% shareholder)	1,509,792	(4)	5.64%

David Williams (Director)	75,000	(5)	0.29%

All officers and directors as a group (5 persons)	20,226,711		79.49%

(1)	Based on 25,444,728 shares of common stock outstanding as of March 30, 2013. Calculations for each holder include, as outstanding, all shares of common stock issuable pursuant to the exercise of options and warrants that are exercisable on or before May 29, 2013 and held by such person but do not include shares subject to options, warrants and other convertible or exercisable securities held by others.

(2)	All such shares held of record by Paul and Kristen Summers Family Trust, Dated April 22, 2002. Mr. and Mrs. Summers have authority to vote and dispose of such shares. Includes warrants to purchase 107,014 shares of common stock.

(3)	All such shares held of record by Steve James Smith Trust Dated October 24, 2002. Mr. Smith has the authority to vote and dispose of such shares. Includes Warrants to purchase 106,959 shares of common stock.

(4)	Includes warrants to purchase 95,000 shares of common stock and options to purchase 1,224,792 shares of common stock vesting on or before May 29, 2013.

(5)	Includes options to purchase 75,000 shares of common stock vesting on or before May 29, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Transactions

Other than the employment and director compensation relationships discussed in Executive Compensation above and the transactions described below, there have been no material transactions between the Company and any executive officer, director, 5% stockholder or immediate family member of the same during the period commencing on January 1, 2012 through the date of this Report, and none are contemplated as of the date of this Report.

As of the date of this Report, the Company owes Mr. Summers a total of $45,324 in deferred compensation related to 2009, 2010, and 2011.

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

The following table presents the aggregate fees paid by us for professional audit services rendered by Rose, Snyder & Jacobs LLP for the years ended December 31, 2012 and 2011, and professional tax services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP for the year ended December 31, 2012 and John Balisy and Company for the years ended December 31, 2012 and 2011.

	2012	2011
Audit Fees	$50,000	$39,500
Audit-Related Fees	1,750	6,100
Tax Fees	8,010	1,238

Total	$59,760	$46,838

Audit Fees. Audit Fees consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Report on Forms 10-K, reviews of our interim consolidated financial statements included in our Quarterly Reports on Forms 10-Q and related matters.

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

The Board of Directors, functioning as the Audit Committee, has established a pre-approval policies and procedures requiring that the Board of Directors, functioning as the Audit Committee, approve in advance any engagement of the independent auditors to render audit or non-audit services. As a result, all engagements during 2011 and 2012 of the independent auditors to render audit or non-audit services were approved by the Board of Directors, functioning as the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	Documents Filed

1. Financial Statements. The following Consolidated Financial Statements of the company and Auditors’ report are filed as part of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets for the periods ended December 31, 2012 and 2011

●	Consolidated Statements of Operations for the periods ended December 31, 2012 and 2011

●	Consolidated Statements of Cash Flows for the periods ended December 31, 2012 and 2011

●	Consolidated Statement of Stockholders Equity as of December 31, 2012

●	Notes to the Consolidated Financial Statements

2. Financial Statements Schedule. Not applicable.

3. Exhibits. The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLDIGITAL HOLDINGS, INC.

April 1, 2013	By:	/s/ Paul Summers
Date		Paul Summers,
Chief Executive Officer, Director

April 1, 2013	By:	/s/ John Walpuck
Date		John Walpuck,
Chief Financial Officer

POWER OF ATTORNEY AND ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person, whose signature to this Form 10-K appears below, hereby constitutes and appoints Paul Summers and John Walpuck, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this Form 10-K, and any and all instruments or documents filed as part of or in connection with this Form 10-K or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Paul Summers	Chief Executive Officer, President and Chairman	April 1, 2013
Paul Summers	(Principal Executive Officer)

/s/ John Walpuck	Chief Financial Officer and Chief Operating Officer	April 1, 2013
John Walpuck	(Principal Financial and Accounting Officer)

/s/ Timothy Napoleon	Director and Chief Strategist	April 1, 2013
Timothy Napoleon

/s/ Stephen Smith	Director and Vice President	April 1, 2013
Stephen Smith

/s/ David Williams	Director	April 1, 2013
David Williams

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual reports or proxy materials have been sent to security holders of AllDigital Holdings, Inc. To the extent such materials are furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, AllDigital Holdings, Inc. shall furnish copies of such material to the Commission when it is sent to security holders.

Index to Exhibits

Exhibit No.	Exhibit	Incorporated by reference/Filed Herewith

1.1	Agreement and Plan of Merger dated July 29, 2011 Among AllDigital, Inc., AllDigital Acquisition Corp. and the Registrant	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 5, 2011, File No. 333-141676

3.1	Articles of Incorporation, as amended	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 25, 2011, File No. 333-141676

3.2	By-laws	Incorporated by reference from the Registration Statement on Form SB-2 filed the SEC on March 30, 2007, File No. 333-141676

4.1	Form of Common Stock Certificate	Incorporated by reference from the Registration Statement on Form SB-2 filed the SEC on March 30, 2007, File No. 333-141676

4.2	Form of Series 2011A Warrant	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 5, 2011, File No. 333-141676

4.3	Form of Series 2011B Warrant	Incorporated by reference to the Current Report on Form 10-Q filed with the SEC on November 14, 2011, File No. 333-141676

4.3	Form of Series 2011C Warrant	Incorporated by reference to the Current Report on Form 10-Q filed with the SEC on November 14, 2011, File No. 333-141676

10.1	Amended and Restated 2011 Stock Option Plan*	Incorporated by reference to the Registration Statement on Form S-8 filed the SEC on February 6, 2012, File No. 333-179385

10.2	Form of Stock Option Agreement*	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 5, 2011, File No. 333-141676

10.3	Form of Employment Agreement (Summers, Smith and Napoleon)*	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 20, 2011, File No. 333-141676

10.4	Employment Agreement with John Walpuck*	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 20, 2011, File No. 333-141676

10.5	Master Lease Agreement with Technology Finance Corporation	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on August 29, 2011, File No. 333-141676

10.5.1	Lease Schedule to Master Lease Agreement with Technology Finance Corporation dated March 29, 2011	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on August 29, 2011, File No. 333-141676

10.5.1	Lease Schedule to Master Lease Agreement with Technology Finance Corporation dated April 8, 2011	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on August 29, 2011, File No. 333-141676

10.6	Standard Industrial/Commercial Multi-Tenant Lease — Net with Olen Commercial Realty Corp	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 24, 2011, File No. 333-141676

10.7	Executive Search Agreement with JC Wallin dated May 19, 2011	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on August 29, 2011, File No. 333-141676

	Agreement and Plan of Merger and Reorganization, dated as of January 6, 2012, with Broadcast International, Inc. and Alta Acquisition Corporation	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 7, 2013, File No. 333-141676

	Form of Voting Agreement, dated January 6, 2013 with certain stockholders of Broadcast International, Inc.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 7, 2013, File No. 333-141676

	Professional Services Agreement dated January 6, 2013 with Broadcast International, Inc.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 7, 2013, File No. 333-141676

14	Code of Ethics and Conduct	Filed herewith

23	Consent of Rose, Snyder & Jacobs LLP	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

101	XBRL (eXtensible Business Reporting Language). The following materials from AllDigital Holdings, Inc’s Annual Report on Form 10-K for the period ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.	Filed herewith

ALLDIGITAL HOLDINGS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AllDigital Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AllDigital Holdings, Inc. (the “Company”) as of December 31, 2012 and 2011, and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AllDigital Holdings, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Rose, Snyder & Jacobs LLP

Encino, California

March 28, 2013

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

Current Assets
Cash and cash equivalents	$462,761	$998,853
Accounts receivable, net of allowance of $0 and $0	122,064	109,556
Deferred costs	-	11,680
Prepaid expenses and other current assets	53,362	38,999
Total current assets	638,187	1,159,088
Property and Equipment, net	80,311	88,467
Other Assets
Deposits	11,164	11,164
Intangibles – domain name	19,750	11,250
Total assets	$749,412	$1,269,969

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$520,308	$289,302
Deferred revenue	347,773	212,781
Total current liabilities	868,081	502,083

Commitments and Contingencies (Note 6)

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none and none issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 25,440,728 and 25,390,728 issued and outstanding, respectively	25,441	25,391
Additional paid-in capital	2,277,132	1,990,528
Accumulated deficit	(2,421,242)	(1,248,033)
Total stockholders’ equity (deficit)	(118,669)	767,886

Total liabilities and stockholders’ equity (deficit)	$749,412	$1,269,969

See accompanying notes to these consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011
Net sales	$3,307,167	$2,852,350
Cost of sales	2,486,388	1,702,670
Gross profit	820,779	1,149,680
Operating expenses
Selling, marketing, and advertising	600,789	267,637
General and administrative	1,587,445	1,164,941

Total operating expenses	2,188,234	1,432,578

Operating loss	(1,367,455)	(282,898)

Other income (expense)
Interest income	1,237	932
Interest expense	(112)	(26,070)
Organization costs writeoff	-	(790,840)
Other income	195,521	-

Total other income (expense)	196,646	(815,978)
Loss from continuing operations before provision for income taxes	(1,170,809)	(1,098,876)
Provision for income taxes	2,400	2,400
Net loss from continuing operations	(1,173,209)	(1,101,276)
Income from discontinued operations	-	5,000
Net loss	$(1,173,209)	$(1,096,276)
Basic and diluted net loss from continuing operations per share	$(0.05)	$(0.05)
Net income from discontinued operations per share	$0.00	$0.00
Basic and diluted net loss per share	$(0.05)	$(0.05)
Basic and diluted weighted-average shares outstanding	25,405,892	21,148,125

See accompanying notes to these consolidated financial statements.

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(1,173,209)	$(1,096,276)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	40,812	18,527
Stock based compensation	271,604	132,154
Warrants issued for services	2,550	33,150
Provision for doubtful accounts	34,072	-
Stock and warrants issued for services	-	20,700
Organization costs	-	790,840
Changes in operating assets and liabilities:
Accounts receivable	(46,580)	(66,998)
Deferred costs	11,680	86,994
Prepaid expenses and other current assets	(14,363)	(27,943)
Other assets	-	(11,164)
Deferred revenue	134,992	69,658
Accounts payable and accrued expenses	231,006	199,424
Net cash provided by (used in) operating activities	(507,436)	149,066

Cash Flows From Investing Activities
Purchase of property and equipment	(32,656)	(101,522)
Payment for intangible – domain name	(8,500)	-
Cash received in acquisition	-	1,678
Net cash used in investing activities	(41,156)	(99,844)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable – bridge	-	200,000
Issuance of common stock	-	481,650
Proceeds from exercise of stock options	12,500	-
Net cash provided by financing activities	12,500	681,650
Net Increase (Decrease) in Cash and Cash Equivalents	(536,092)	730,872
Cash and Cash Equivalents – beginning of period	998,853	267,981
Cash and Cash Equivalents – end of year	$462,761	$998,853

Supplemental disclosures of cash flow information:
Interest paid	$112	$453
Income taxes paid	$2,400	$2,400

See accompanying notes to these consolidated financial statements.

SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the twelve months ended December 31, 2012, the Company entered into the following noncash transactions:

●	Issued 15,000 warrants for services valued at $2,550.

During the twelve months ended December 31, 2011, the Company entered into the following noncash transactions:

●	Issued 210,000 warrants for services valued at $33,150.

●	Converted $500,000 in bridge notes payable and $28,582 in accrued interest into 2,114,332 shares of common stock and 1,057,166 warrants.

●	Converted $10,700 in a note payable into 42,800 shares of common stock and 21,400 warrants.

●	Converted $10,000 in accrued expenses into 40,000 shares of common stock and 20,000 warrants.

●	Recorded $790,840 in organization costs in the Aftermarket Merger.

●	Converted $47,500 in accrued expenses into 190,000 shares of common stock and 95,000 warrants.

See accompanying notes to these consolidated financial statements.

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Total

BALANCE – December 31, 2010	-	$-	18,000,000	$3,000	$-	$(151,757)	$(148,757)

Shares issued for conversion of pre-merger Aftermarket Enterprises shares, $0.001 per share	–	–	3,076,996	18,077	751,105	–	769,182
Shares issued for conversion of bridge notes and accrued interest, $0.25 per share	–	–	2,114,332	2,114	526,468	–	528,582
Shares issued in private placement, $0.25 share	–	–	1,926,600	1,927	479,723	–	481,650
Conversion of accrued expenses to officer, $0.25 per share	–	–	190,000	190	47,310	–	47,500
Conversion of note payable, $0.25 per share	–	–	42,800	43	10,657	–	10,700
Shares issued for services, $0.25 per share	–	–	40,000	40	9,960	–	10,000
Warrants issued for services	–	–	–	–	33,150	–	33,150
Stock based compensation	–	–	–	–	132,155	–	132,155
Net loss	–	–	–	–	–	(1,096,276)	(1,096,276)
BALANCE – December 31, 2011	–	$–	25,390,728	$25,391	$1,990,528	$(1,248,033)	$767,886

Warrants issued for services	–	–	–	–	2,550	–	2,550
Shares issued for exercise of options			50,000	50	12,450		12,500
Stock based compensation	–	–	–	–	271,604	–	271,604
Net loss	–	–	–	–	–	(1,173,209)	(1,173,209)
BALANCE – December 31, 2012	–	$–	25,440,728	$25,441	$2,277,132	$(2,421,242)	$(118,669)

The number of shares have been retroactively restated to present the pre-merger equity of AllDigital, Inc., using the capital structure of AllDigital Holdings, Inc.

See accompanying notes to these consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

AllDigital, Inc. (“AllDigital”) was incorporated in the State of California on August 3, 2009, with the primary purpose of providing digital broadcasting solutions dedicated to managing the complex pairing of cloud-based digital media and digital services with Internet-connected devices.

Our digital broadcasting solutions consist of the technology and services required to develop, operate and support a variety of complex Digital Service and Digital Broadcasting Workflow implementations across a diverse market of Devices. We accomplish this by enabling, and maximizing the performance of, the cloud-based storage, processing and transit of digital media and digital services to multiple devices simultaneously. Our business model targets a variety of entities and existing providers of Digital Services that need to develop, operate and support a cost-effective, high quality and secure Digital Service, through a Digital Broadcasting Workflow, across a large and diverse market of Devices.

Our ability to successfully generate future revenues is dependent on a number of factors, including: (i) the availability of capital to continue to develop, operate and maintain our proprietary AllDigital Cloud platform and services, (ii) the ability to commercialize our portfolio of digital broadcasting solutions to media and entertainment companies, enterprises, government agencies, and non profits, and (iii) our ability to attract and retain key sales, business and product development, and other personnel as our business and offerings continue to mature. We may encounter setbacks related to these activities.

In November 2010, AllDigital commenced an offering of up to $500,000 in convertible promissory notes (“the Notes”) in a bridge financing in order to raise funds primarily to pay the legal, audit and other transaction costs directly related to a merger (the "Aftermarket Merger") with Aftermarket Enterprises, Inc. (“Aftermarket”), a fully reporting company quoted on the Over the Counter Bulletin Board (but not actively traded). Following consummation of the Aftermarket Merger, AllDigital’s shareholders held a majority of the outstanding capital stock of Aftermarket. In connection with the Aftermarket Merger, Aftermarket (which was the surviving company in the Aftermarket Merger and subsequently renamed AllDigital Holdings, Inc.), also conducted an offering to raise a minimum of $1,000,000 in aggregate proceeds (including the Notes). As of December 31, 2011, AllDigital raised $500,000 in Notes through the bridge financing (See Note 5). On July 29, 2011, the Aftermarket Merger was consummated and Aftermarket acquired all of the assets and operations of AllDigital (See Note 11), including the conversion of the $500,000 in Notes plus accrued interest.

Effective August 25, 2011, the name of Aftermarket was changed to AllDigital Holdings, Inc (together with AllDigital, “we,” “us” or “the Company”). Immediately following closing of the Aftermarket Merger, Aftermarket had two business lines: AllDigital’s digital services business and Aftermarket’s automotive accessories business. On September 27, 2011, the Company sold the automotive accessories business to the former president of Aftermarket.

Although from a legal perspective, Aftermarket acquired AllDigital in the Aftermarket Merger, from an accounting perspective, the Aftermarket Merger is viewed as a reverse acquisition whereby AllDigital acquired the assets of Aftermarket. The transaction is equivalent to the issuance of common stock by AllDigital for the net assets of Aftermarket. The Aftermarket Merger is viewed as a reverse acquisition because post-Merger AllDigital’s shareholders own approximately 73% of the outstanding shares of Aftermarket, AllDigital’s directors and officers now serve as the directors and officers of the Company, and the operations of AllDigital is the ongoing business of the Company. The statement of stockholders’ equity (deficit) has been restated to retroactively reflect the number of shares of AllDigital, using the capital structure of Aftermarket and to present the accumulated deficit of AllDigital as of the date of the Aftermarket Merger. The value of the consideration transferred in the Aftermarket Merger ($769,182) was determined using the guidance of ASC 805-40-30. Amounts acquired by the Company were comprised of $1,700 cash and the assumption of $23,270 of liabilities. The Company determined that the value of the intangible assets identified and unidentified was $0. As such, the Company recorded a charge of $790,840 to its consolidated statement of operations relating to the reverse acquisition because the value of the consideration in excess of the value of the assets acquired was akin to organization costs.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates may also affect the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, estimates of costs used in the calculation of percentage of completion contracts, realization of capitalized assets, valuation of equity instruments and other instruments indexed to the Company’s common stock, and deferred income tax valuation allowances. Actual results could differ from those estimates. Following are discussion of the Company’s significant accounting policies.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets and liabilities that may result from the outcome of this uncertainty. The Company has to date incurred recurring losses and has accumulated losses aggregating approximately $2.4 million as of December 31, 2012. The Company's business strategy includes attempting to increase its revenue through investing further in its product development and sales and marketing efforts, and expanding into international markets. The Company intends to finance this portion of its business strategy by using its current working capital resources and cash flows from operations. Management believes its cash flows from operations, together with its liquid assets will be sufficient to fund ongoing operations through at least December 31, 2013. The Company's business strategy also includes the possibility of engaging in strategic acquisitions or otherwise taking steps to more rapidly increase its growth rates.

Principles of Consolidation

The consolidated financial statements include the accounts of AllDigital, Inc. that are consolidated in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). AllDigital, Inc. is wholly-owned by AllDigital Holdings, Inc. There are no intercompany transactions as all accounts are in the name of AllDigital, Inc.

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

Revenue from certain design and development contracts, where a solution is designed, developed or modified to a customer’s specifications, is recognized on a percentage of completion basis in accordance with ASC 605-35 based on the cost-to-cost method, provided such costs can be reasonably estimated. The Company’s revenue recognition practices related to such contracts include: developing an approved budget; comparing actual period costs to the budget as a percentage; recognizing revenue for the period based upon the percentage of actual costs incurred compared to total estimated costs, and; performing monthly budget-actual reviews, updates, and adjustments as needed. The impact on revenues as a result of these revisions is included in the periods in which the revisions are made. For contracts for which the Company is unable to reasonably estimate total contract costs, the Company waits until contract completion to recognize the associated revenue.

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

Accounts Receivable

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $0 at December 31, 2012, and December 31, 2011. The Company generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development contracts to facilitate its working capital needs.

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

At December 31, 2012, the Company had 3,892,274 warrants and 2,070,597 options that could potentially dilute the number of shares outstanding. At December 31, 2011, the Company had 3,892,274 warrants and 670,139 options that could potentially dilute the number of shares outstanding. These instruments were excluded from the computation of the diluted loss per share as their impact is anti-dilutive.

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

Assets subject to this classification at December 31, 2012, and December 31, 2011, were cash and cash equivalents and are considered Level 1 assets.

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

Impairment of Long-Lived and Intangible Assets

The Company accounts for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the Company may not recover the carrying amount of an asset. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, the Company recognizes an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. The Company recorded $790,840 in organization costs writeoff related to the Aftermarket Merger during the twelve months ended December 31, 2011. The Company had no other impairment charges during the twelve months ended December 31, 2011, and had no impairment charges during the twelve months ended December 31, 2012.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 was effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material effect on our condensed consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 was effective for us beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on our condensed consolidated financial statements or disclosures.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 was effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our condensed consolidated financial statements or disclosures.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2012, and December 31, 2011, consisted of the following:

	December 31, 2012	December 31, 2011

Furniture and fixtures	$11,618	$5,451
Computer equipment	80,771	56,332
Signs	2,050	-
Software	45,833	45,833
Less accumulated depreciation and amortization	(59,961)	(19,149)

	$80,311	$88,467

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2012, and December 31, 2011, consisted of the following:

	December 31, 2012	December 31, 2011

Accounts payable	$252,793	$108,222
Accrued personnel costs	155,243	170,365
Accrued professional fees	45,847	6,604
Other	66,425	4,111

	$520,308	$289,302

NOTE 5 - NOTES PAYABLE

Notes payable – bridge financing, related and unrelated parties

In November 2010, the Company commenced an offering of up to $500,000 in Notes in a bridge financing in order to raise funds primarily to pay the legal, audit and other transaction costs directly related to the Aftermarket Merger, and to address certain of the Company’s short-term working capital needs. At the holder’s option, the Notes were convertible into common stock of Aftermarket on the same terms as the simultaneous offering conducted by Aftermarket. The Notes bore interest at 10% per annum, and if not converted, would have had a one-year term. On July 29, 2011, the Company successfully completed the proposed merger and related offering, which included the conversion of the $500,000 in Notes into the units of common stock and warrants offered in the offering. (See Note 7).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

On August 28, 2009, the Company entered into a three-year Lease Agreement for the lease of office space at 2821 McGaw Avenue, Irvine, California, 92614, which was used as corporate offices. The lease commenced on September 15, 2009, and terminated on December 31, 2011, as the Company moved into another facility owned by the same landlord. Pursuant to the terms of the lease, monthly rent paid was $3,826. Rent expense for the twelve months ended December 31, 2012 and 2011 was $128,997 and $47,154, respectively.

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

Effective February 4, 2012, the Company entered into a three-year Lease Agreement for the lease of computer servers. The lease amount is $767 per month.

Effective May 4, 2012, the Company entered into a three-year Lease Agreement for the lease of computer servers. The lease amount is $921 per month.

Effective October 15, 2012, the Company entered into a three-year Lease Agreement for the lease of computer servers. The lease amount is $334 per month.

Future minimum lease payments under operating leases at December 31, 2012 are:

Year ended
December 31,

2013	$188,207
2014	$222,009
2015	$8,006
Total	$418,222

Legal Matters

The Company is involved from time to time in various legal proceedings in the normal conduct of its business. In the opinion of management, the disposition of all such proceedings is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Common Stock

In July 2011, the Company converted 30,000,000 shares of outstanding $0.0001 par value common stock to 18,000,000 shares of $0.001 par value common stock in relation to the Aftermarket Merger. Aftermarket had 3,076,996 shares of common stock as of date of the Aftermarket Merger. 190,000 shares of common stock were issued in July 2011 to an officer in payment of an accrued liability to the officer. $500,000 in Notes and $28,582 in related accrued interest expense were converted to 1,057,166 units in the offering (the “Units”), consisting of 2,114,332 shares of common stock and 1,057,166 warrants, in July 2011 in connection with the offering (See Note 5). 963,300 Units, consisting of 1,926,600 shares of common stock and 963,300 warrants, were issued in July 2011 in the offering for $481,650 cash in connection with the Aftermarket Merger (see Note 12). 40,000 shares of common stock along with 20,000 warrants were issued in August 2011 for outside services of $10,000. 42,800 shares of common stock along with 21,400 warrants were issued in September 2011 to the former president of Aftermarket in payment of a note payable of $10,700. 50,000 shares of common stock were issued in September 2012 upon the exercise of stock options.

Stock Options

On July 28, 2011, AllDigital adopted, and in the Aftermarket Merger, the Company assumed the 2011 Stock Option and Incentive Plan (the “Plan”) for directors, employees, consultants and other persons acting on behalf of the Company, under which 4,500,000 shares of common stock are authorized for issuance. Options granted under the Plan vest on the date of grant, over a fixed period of time, or upon the occurrence of certain events and have a contractual term of up to ten years. Effective January 3, 2012, a majority of shareholders approved an increase in the number of shares authorized from 4,500,000 to 8,500,000.

During the twelve months ended December 31, 2012, the Company issued 1,101,000 options under the Plan to certain employees, 50,000 options were exercised, and 791,000 options were forfeited by employees who resigned from the Company. At December 31, 2012, there were 4,610,000 total options outstanding.

As of December 31, 2012, there were 3,840,000 shares of common stock available for grant under the Plan.

A summary of the status of the options granted is as follows:

	Shares	Weighted-average exercise price	Average remaining contractual term - years	Aggregate Intrinsic value

Outstanding, December 31, 2010	-	$-	-	-
Granted	$4,500,000	$0.25	9.64
Forfeited	(150,000)
Outstanding, December 31, 2011	4,350,000	$0.25	9.63	-
Granted	1,101,000	$0.43	9.32	-
Exercised	(50,000)	$0.25	9.63
Forfeited	(791,000)
Outstanding, December 31, 2012	4,610,000	$0.26	8.70	-
Exercisable: December 31, 2012	2,070,597	$0.25	8.66	-

At December 31, 2012, 2,070,597 options had vested and 2,539,403 options are expected to vested.

As of December 31, 2012, there was $498,028 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining weighted-average vesting period of 2.44 years. The total fair value of options vested during the twelve months ended December 31, 2012 was $257,760. The aggregate intrinsic value of the options expected to vest in the future was $579,727.

Stock-based compensation expense for the years ended December 31, 2012 and 2011 was $271,604 and $132,154, respectively.

The fair value of the options granted by AllDigital Holdings, Inc., for the years ended December 31, 2012 and 2011 is estimated at $446,550 and $730,838, respectively.

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

	Year Ended December 31,
	2012	2011
Dividend yield	—	—
Risk-free interest rate	1.49% to 2.00%	1.88% to 2.98%
Volatility	196%	196%
Expected life (in years)	6 – 6.5	6 – 6.5
Weighted average grant date fair value per share of options granted	$0.41	$0.17

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on the U.S. Treasury bond.

Volatility is estimated based on comparable companies in the industry.

Warrants

In July 2011, the Company issued 963,300 warrants as part of the Units sold in a $481,650 offering. In July 2011, the Company issued 1,057,166 warrants as part of the Units in conversion of $500,000 of Notes and $28,582 related accrued interest expense. In July 2011, the Company issued 95,000 warrants to an officer as part of the Units as payment for $47,500 accrued expenses. In July 2011, the Company issued 60,000 warrants to a consultant as part of a payment for an accrued expense. In July 2011, the Company issued 45,000 warrants to a consultant as part of a payment for an accrued expense. In August 2011, the Company issued 20,000 warrants to a consultant as part of a payment for $10,000 of accrued expenses. In August 2011, the Company issued 45,000 warrants to a consultant as part of a payment for an accrued expense. In September 2011, the Company issued 21,400 warrants to the former owner of Aftermarket as part of a payment for a $10,700 note payable. In September 2011, the Company issued 45,000 warrants to a consultant as part of a payment for an accrued expense. In October 2011, the Company issued 1,525,408 warrants to the pre-merger Aftermarket Enterprises stockholders. In October 2011, the Company issued 15,000 warrants to a consultant as part of a payment for an accrued expense. As of December 31, 2012, no warrants had been exercised, and all warrants were outstanding.

A summary of the status of the warrants granted is as follows:

	Shares	Weighted-average exercise price

Outstanding – December 31, 2010	-	$-
Granted	3,892,274	0.49
Forfeited	-	-
Exercised	-	-
Outstanding – December 31, 2011	3,892,274	$0.49
Forfeited	-	-
Exercised	-	-
Outstanding – December 31, 2012	3,892,274	$0.49

Exercisable – December 31, 2012	3,892,274	$0.49

The following table summarizes information about warrants outstanding at December 31, 2012:

Outstanding				Exercisable
Range of exercise prices	Number of warrants outstanding	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Number of warrants exercisable	Weighted-average exercise price
$0.25	150,000	3.66	$0.25	150,000	$0.25
$0.275	60,000	3.58	$0.275	60,000	$0.275
$0.50	3,682,274	1.68	$0.50	3,682,274	$0.50
$0.25 - $0.50	3,892,274	1.78	$0.49	3,892,274	$0.49

NOTE 8 - INCOME TAXES

The components of the income tax provision for the years ended December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2013

Current	$1,600	$1,600
Deferred	-	-
Total	$1,600	$1,600

Income tax expense (benefit) for the years ended December 31, 2012 and 2011 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

	December 31,
	2012	2011
Computed “expected” tax provision (benefit)	$(398,000)	$(369,000)
Income taxes resulting from expenses not deductible for tax purposes	4,700	3,000
Stock compensation	92,300	44,000
Org cost impairment	-	269,000
Change in the valuation allowance for deferred tax assets net of return to provision adjustment	301,600	53,600
State and local income taxes, net of tax benefit	1,000	1,000
Total	$1,600	$1,600

Significant components of the Company’s deferred tax assets and liabilities for federal income taxes at December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011
Current deferred tax assets
Accrued expenses	$30,400	$50,000
Deferred compensation	18,100	18,000
Other	700	500
Valuation allowance	(49,200)	(68,500)
Net current deferred tax assets	$-	$-

Long-term deferred tax assets
Net operating loss carryforward	$542,000	$210,000
Depreciation and amortization	300	(40,000)
Valuation allowance	(542,300)	(170,000)
Net deferred tax assets	$-	$-

The Company establishes a valuation allowance when it is more likely than not that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of December 31, 2012 and 2011, the valuation allowance for deferred tax assets totaled approximately $591,500 and $238,500, respectively. For the year ended December 31, 2012, the increase in the valuation allowance was $353,000.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of December 31, 2012, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1,376,000 and $1,270,000, respectively, which expire through 2032. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

The Company has not recognized any liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2012 and 2011, the Company had no accrual for the payment of interest or penalties. All years for which income tax returns have been prepared are subject to examination.

NOTE 9 - CONCENTRATIONS

Major Customers

At December 31, 2012 and December 31, 2011, three and four customers accounted for 82% and 98% of the outstanding accounts receivable, respectively.

For the twelve months ended December 31, 2012 and 2011, three and three customers accounted for 67% and 74% of total revenue, respectively.

Major Vendors

At December 31, 2012 and December 31, 2011, four and four vendors accounted for 85% and 87% of the outstanding accounts payable, respectively.

For the twelve months ended December 31, 2012 and 2011, four and two vendors accounted for 75% and 53% of total purchases, respectively.

Concentrations of Credit Risk

Financial instruments that may subject the Company to credit risk include uninsured cash-in-bank balances. The Company places its cash with high quality financial institutions located in Southern California. From time to time, such balances exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash balances. As of December 31, 2012, the Company’s uninsured cash was $100,423.

NOTE 10 – SEGMENT INFORMATION

The Company currently operates in one business segment, digital broadcasting solutions. All fixed assets are located at the Company’s headquarters and data centers located in the United States. All sales for the twelve months ended December 31, 2012, were in the United States and Canada.

NOTE 11 - SIGNIFICANT AGREEMENTS

Reverse Merger

On December 29, 2010, the Company entered into, and on April 29, 2011, subsequently agreed to extend, a Letter of Intent with Aftermarket, a fully reporting company quoted (but not actively traded) on the Over the Counter Bulletin Board, pursuant to which Aftermarket planned to acquire AllDigital in a reverse merger transaction. If the Aftermarket Merger were consummated, the Company’s stockholders would hold a majority of the outstanding capital stock of Aftermarket following the closing. In connection with the proposed Merger, Aftermarket, which would subsequently be renamed AllDigital Holdings, Inc., also conducted an offering to raise a minimum of $1,000,000 in aggregate proceeds, including those from the Notes (see Notes 5 and 7). On July 29, 2011, the Company successfully completed the proposed Merger and related offering in which Aftermarket acquired all of the assets and operations of AllDigital, Inc. Effective August 25, 2011, the name of Aftermarket was changed to AllDigital Holdings, Inc. As of the date of the Aftermarket Merger, the Company had two business lines: AllDigital’s digital broadcasting solutions business and Aftermarket’s automotive accessories business. On September 27, 2011, the Company paid $3,769 in connection with the sale of the automotive accessories business to the former president of Aftermarket, who assumed $9,494 in liabilities and $857 in receivables. AllDigital Holdings, Inc. recognized $4,868 as a gain on the sale and recognized discontinued operations related to the operations of the automotive business in September 2011. The Company recognized $132 in profit in discontinued operations from the month of July through September August 2011.

NOTE 12 - RELATED PARTIES

During the years 2010 and 2011, $475,000 in Notes were issued by the Company to two of the Company’s shareholders, who also serve as officers at the Company, an employee, and friends and family members of such shareholders (See Note 5). The Notes were converted to stock and warrants on July 29, 2011.

NOTE 13 - SUBSEQUENT EVENTS

On January 2, 2013, the Company issued an aggregate of 132,000 options to employees.

On January 6, 2013, we entered into an Agreement and Plan of Merger and Reorganization (the “Broadcast Merger Agreement”) with Broadcast International, Inc., a Utah corporation (“Broadcast International”) and Alta Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Broadcast International (“Merger Sub”). Assuming conditions to closing are satisfied, Merger Sub will be merged with and into Company, and Company will survive as a wholly-owned subsidiary of Broadcast International (the “Broadcast Merger”). On February 6, 2013, after having conducted further due diligence, AllDigital provided written notice of its belief that certain material representations and warranties in the Broadcast Merger Agreement were inaccurate when made. In the notice, AllDigital also identified its requirements for curing these alleged inaccuracies and notified Broadcast International that if such alleged inaccuracies are not cured or otherwise resolve within thirty (30) days of such notice, or if it earlier becomes apparent that such alleged inaccuracies cannot be cured, AllDigital may terminate the Broadcast Merger Agreement in accordance with its terms. Broadcast International and AllDigital have been working together on the issues identified in the such notice. In light of progress made to date related to these issues, on March 6, 2013, AllDigital provided written notice to Broadcast International that it was extending the cure period identified in the Initial Notice to April 7, 2013.

On January 15, 2013, the Company issued 4,000 shares of common stock upon the exercise of options.

Exhibit Index

Exhibit No.	Exhibit	Incorporated by reference/Filed Herewith

1.1	Agreement and Plan of Merger dated July 29, 2011 Among AllDigital, Inc., AllDigital Acquisition Corp. and the Registrant	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 5, 2011, File No. 333-141676

3.1	Articles of Incorporation, as amended	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 25, 2011, File No. 333-141676

3.2	By-laws	Incorporated by reference from the Registration Statement on Form SB-2 filed the SEC on March 30, 2007, File No. 333-141676

4.1	Form of Common Stock Certificate	Incorporated by reference from the Registration Statement on Form SB-2 filed the SEC on March 30, 2007, File No. 333-141676

4.2	Form of Series 2011A Warrant	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 5, 2011, File No. 333-141676

4.3	Form of Series 2011B Warrant	Incorporated by reference to the Current Report on Form 10-Q filed with the SEC on November 14, 2011, File No. 333-141676

4.3	Form of Series 2011C Warrant	Incorporated by reference to the Current Report on Form 10-Q filed with the SEC on November 14, 2011, File No. 333-141676

10.1	Amended and Restated 2011 Stock Option Plan*	Incorporated by reference to the Registration Statement on Form S-8 filed the SEC on February 6, 2012, File No. 333-179385

10.2	Form of Stock Option Agreement*	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 5, 2011, File No. 333-141676

10.3	Form of Employment Agreement (Summers, Smith and Napoleon)*	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 20, 2011, File No. 333-141676

10.4	Employment Agreement with John Walpuck*	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 20, 2011, File No. 333-141676

10.5	Master Lease Agreement with Technology Finance Corporation	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on August 29, 2011, File No. 333-141676

60

10.5.1	Lease Schedule to Master Lease Agreement with Technology Finance Corporation dated March 29, 2011	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on August 29, 2011, File No. 333-141676

10.5.1	Lease Schedule to Master Lease Agreement with Technology Finance Corporation dated April 8, 2011	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on August 29, 2011, File No. 333-141676

10.6	Standard Industrial/Commercial Multi-Tenant Lease — Net with Olen Commercial Realty Corp	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 24, 2011, File No. 333-141676

10.7	Executive Search Agreement with JC Wallin dated May 19, 2011	Incorporated by reference to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on August 29, 2011, File No. 333-141676

	Agreement and Plan of Merger and Reorganization, dated as of January 6, 2012, with Broadcast International, Inc. and Alta Acquisition Corporation	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 7, 2013, File No. 333-141676

	Form of Voting Agreement, dated January 6, 2013 with certain stockholders of Broadcast International, Inc.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 7, 2013, File No. 333-141676

	Professional Services Agreement dated January 6, 2013 with Broadcast International, Inc.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 7, 2013, File No. 333-141676

14	Code of Ethics and Conduct	Filed herewith

23	Consent of Rose, Snyder & Jacobs LLP	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

101	XBRL (eXtensible Business Reporting Language). The following materials from AllDigital Holdings, Inc’s Annual Report on Form 10-K for the period ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.	Filed herewith

*	Represents a management compensation agreement.

61