Form 10-Q
period 2013-03-31
ALLDIGITAL HOLDINGS, INC.
filed 2013-05-15
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 333-141676

ALLDIGITAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5354797
(State or other jurisdiction of incorporation or organization)	( I.R.S. Employer Identification No. )

220 Technology Drive Suite 100, Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

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

As of May 15, 2013, there were 25,444,728 shares of the registrant’s common stock issued and outstanding.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Form 10-Q”), other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected sales, costs, expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for, and the availability of, additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of this Report, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

2

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

3

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS

Current Assets
Cash and cash equivalents	$753,296	$462,761
Accounts receivable, net of allowance of $0 and $0	136,319	122,064
Prepaid expenses and other current assets	55,058	53,362
Total current assets	944,673	638,187
Property and Equipment, net	79,936	80,311
Other Assets
Deposits	11,164	11,164
Intangibles – domain name	19,750	19,750
Total assets	$1,055,523	$749,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$590,404	$520,308
Deferred revenue	632,909	347,773
Total current liabilities	1,223,313	868,081

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none and none issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 25,444,728 and 25,440,728 issued and outstanding, respectively	25,445	25,441
Additional paid-in capital	2,335,296	2,277,132
Accumulated deficit	(2,528,531)	(2,421,242)
Total stockholders’ equity	(167,790)	(118,669)

Total liabilities and stockholders’ equity	$1,055,523	$749,412

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$1,012,107	$951,849
Cost of sales	610,184	643,279
Gross profit	401,923	308,570
Operating expenses
Selling, marketing, and advertising	115,450	186,479
General and administrative	459,774	469,495
Total operating expenses	575,224	655,974
Loss from operations	(173,301)	(347,404)

Other income (expense)
Interest income	159	445
Loss on disposal of assets	(194)	-
Other income	66,847	-
Total other income (expense)	66,812	445
Loss before provision for income taxes	(106,489)	(346,959)
Provision for income taxes	800	2,400
Net loss	$(107,289)	$(349,359)
Basic and diluted net loss per share	$(0.00)	$(0.01)
Basic and diluted weighted-average shares outstanding	25,444,106	25,390,278

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(107,289)	$(349,359)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,466	9,064
Stock based compensation	57,169	50,069
Provision for doubtful accounts	-	34,072
Warrants issued for services	-	2,550
Changes in operating assets and liabilities:
Accounts receivable	(14,255)	50,282
Deferred costs	-	(2,680)
Prepaid expenses and other current assets	(1,697)	(38,879)
Deferred revenue	285,137	(857)
Accounts payable and accrued expenses	70,095	171,070
Net cash provided by (used in) operating activities	299,626	(74,668)

Cash Flows From Investing Activities
Purchase of property and equipment	(10,091)	(12,793)
Net cash used in investing activities	(10,091)	(12,793)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	1,000	-
Net cash provided by financing activities	1,000	-
Net Increase (Decrease) in Cash and Cash Equivalents	290,535	(87,461)
Cash and Cash Equivalents – beginning of period	462,761	998,853
Cash and Cash Equivalents – end of period	$753,296	$911,392

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$800	$2,400

See accompanying notes to these unaudited consolidated financial statements.

F-3

Supplemental schedule of noncash investing and financing activities:

During the three months ended March 31, 2013 and 2012, the Company entered into no noncash transactions.

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

In July 2011, AllDigital commenced a reverse merger (the “Aftermarket Merger”) with Aftermarket Enterprises, Inc. (“Aftermarket”), a fully reporting company quoted on the OTC Bulletin Board (but not actively traded). Following consummation of the Aftermarket Merger, AllDigital’s shareholders held a majority of the outstanding capital stock of Aftermarket.

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

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting its business. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets and liabilities that may result from the outcome of this uncertainty. The Company has to date incurred recurring losses and has accumulated losses aggregating approximately $2.5 million as of March 31, 2013. The Company’s business strategy includes attempting to increase its revenue through investing further in its product development and sales and marketing efforts, and expanding into international markets. The Company intends to finance this portion of its business strategy by using its current working capital resources and cash flows from operations. Management believes its cash flows from operations, together with its liquid assets will be sufficient to fund ongoing operations through at least March 31, 2014. The Company’s business strategy also includes the possibility of engaging in strategic acquisitions or otherwise taking steps to more rapidly increase its growth rates.

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

Accounts Receivable

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $0 at March 31, 2013 and December 31, 2012. The Company generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development contracts to facilitate its working capital needs.

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

At March 31, 2013, the Company had 3,892,274 warrants and 2,377,535 options that could potentially dilute the number of shares outstanding. At March 31, 2012, the Company had 3,892,274 warrants and 847,222 options that could potentially dilute the number of shares outstanding. These instruments were excluded from the computation of the diluted loss per share as their impact is anti-dilutive.

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

Assets subject to this classification at March 31, 2013, and December 31, 2012, were cash and cash equivalents and are considered Level 1 assets.

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

Impairment of Long-Lived and Intangible Assets

The Company accounts for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the Company may not recover the carrying amount of an asset. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, the Company recognizes an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. The Company had no impairment charges during the three months ended March 31, 2013 and 2012.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013 (unaudited)	December 31, 2012

Furniture and fixtures	$11,618	$11,618
Computer equipment	90,862	80,771
Software	45,833	45,833
Signs	2,050	2,050
Less accumulated depreciation and amortization	(70,427)	(59,961)

	$79,936	$80,311

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013 (unaudited)	December 31, 2012

Accounts payable	$304,568	$252,793
Accrued personnel costs	222,337	155,243
Accrued professional fees	10,935	45,847
Other	52,564	66,425

	$590,404	$520,308

NOTE 5 - LEASE OBLIGATIONS

On October 10, 2011, the Company entered into a five-year Lease Agreement for the lease of office space at 220 Technology Suite 100, Irvine, California, 92618, which is used as corporate offices effective January 1, 2012. The lease commenced on January 1, 2012, and terminates on December 31, 2016. On November 18, 2011, the lease of office space at 220 Technology Drive Suite 100, Irvine, California 92618 was modified from a five year term to a three year term. All other terms of the October 10, 2011, lease agreement remain the same. Pursuant to the terms of the lease, monthly rent paid will be $10,297 in year one, $10,504 in year two, and $10,717 in year three. Rent expense for the three months ended March 31, 2013 and 2012 was $32,372 and $32,486, respectively.

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

Future minimum lease payments under operating leases at March 31, 2013 are:

Year ended
March 31,

2014	$188,848
2015	$179,232
2016	$3,090
Total	$371,170

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

Common Stock

50,000 shares of common stock were issued in September 2012 upon the exercise of stock options. 4,000 shares of common stock were issued in January 2013 upon the exercise of stock options.

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

During the three months ended March 31, 2013, the Company issued 132,000 options under the Plan to certain employees, 4,000 options were exercised, and 25,000 options were forfeited by employees who resigned from the Company. At March 31, 2013, there were 4,713,000 total options outstanding.

As of March 31, 2013, there were 3,733,000 shares of common stock available for grant under the Plan.

A summary of the status of the options granted is as follows:

	Shares	Weighted- average exercise price	Average remaining contractual term - years	Aggregate intrinsic value

Outstanding, December 31, 2012	4,610,000	$0.26	8.70
Granted	132,000	$0.50	9.76
Exercised	4,000	$0.50
Forfeited	(25,000)	$0.50	-	-
Outstanding, March 31, 2013	4,713,000	$0.27	8.48	-
Exercisable: March 31, 2013	2,377,535	$0.25	8.42	-

At March 31, 2013, 2,377,535 options had vested and 2,335,465 options are expected to vest.

As of March 31, 2013, there was $498,669 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining weighted-average vesting period of 2.28 years. The total fair value of options vested during the three months ended March 31, 2013 was $52,859. The aggregate intrinsic value of the options expected to vest in the future was $0.

Stock-based compensation expense for the three months ended March 31, 2013 and 2012 was $57,169 and $50,069, respectively.

The fair value of the options granted by AllDigital Holdings, Inc., for the three months ended March 31, 2013 and 2012 is estimated at $66,000 and $28,050, respectively.

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

	Period Ended
	March 31, 2013	December 31, 2012
Dividend yield	—	—
Risk-free interest rate	1.86%	1.49% to 2.00%
Volatility	196%	196%
Expected life (in years)	6.5	6 – 6.5
Weighted average grant date fair value per share of options granted	$0.50	$0.41

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on the U.S. Treasury bond.

Volatility is estimated based on comparable companies in the industry.

Warrants

A summary of the status of the warrants granted is as follows:

	Shares	Weighted- average exercise price

Outstanding – December 31, 2012	3,892,274	$0.49
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding – March 31, 2013	3,892,274	$0.49

Exercisable – March 31, 2013	3,892,274	$0.49

The following table summarizes information about warrants outstanding at March 31, 2013:

Outstanding				Exercisable
Range of exercise prices	Number of warrants outstanding	Weighted -average remaining contractual life (in years)	Weighted- average exercise price	Number of warrants exercisable	Weighted- average exercise price
$0.25	150,000	4.41	$0.25	150,000	$0.25
$0.275	60,000	4.33	$0.275	60,000	$0.275
$0.50	3,682,274	2.43	$0.50	3,682,274	$0.50
$0.25 - $0.50	3,892,274	2.53	$0.49	3,892,274	$0.49

NOTE 7 - INCOME TAXES

The Company establishes a valuation allowance when it is more likely than not that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of March 31, 2013 and December 31, 2012, the valuation allowance for deferred tax assets totaled approximately $606,000 and $591,000, respectively. For the three months ended March 31, 2013, the increase in the valuation allowance was $15,000.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of March 31, 2013, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1.4 million and $1.3 million, respectively, which expire through 2033. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

The Company has not recognized any liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2013 and December 31, 2012, the Company had no accrual for the payment of interest or penalties. All years for which income tax returns have been prepared are subject to examination.

NOTE 8 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Major Customers

At March 31, 2013 and December 31, 2012, four and three customers accounted for 84% and 82% of the outstanding accounts receivable, respectively.

For the three months ended March 31, 2013 and 2012, five and three customers accounted for 85% and 74% of total revenue, respectively.

Major Vendors

At March 31, 2013 and December 31, 2012, two and four vendors accounted for 96% and 85% of the outstanding accounts payable, respectively.

For the three months ended March 31, 2013 and 2012, four and three vendors accounted for 73% and 78% of total purchases, respectively.

Concentrations of Credit Risk

Financial instruments that may subject the Company to credit risk include uninsured cash-in-bank balances. The Company places its cash with high quality financial institutions located in Southern California. From time to time, such balances exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash balances. As of March 31, 2013, the Company’s uninsured cash was $522,665.

Plan of Merger and Reorganization

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

NOTE 9 – SEGMENT INFORMATION

The Company currently operates in one business segment, digital media services. All fixed assets are located at the Company’s headquarters and data centers located in the United States. All sales for the three months ended March 31, 2013 were in the United States and Canada.

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

NOTE 11 - SUBSEQUENT EVENTS

On April 8, 2013, the Company issued an aggregate of 128,000 options to employees.

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

Overview of our Business

AllDigital Holdings, Inc. (the “Company” or forms of the pronoun “we”) provides digital broadcasting solutions. Our digital broadcasting solutions consist of the technology and related services required to develop, operate and support a variety of App and Digital Service implementations, through a Digital Broadcasting Workflow, across a large and diverse market of Devices. Our business model targets a variety of organizations and existing providers of Digital Services, such as media and entertainment companies, enterprises, government agencies, and nonprofits.

Industry analysts have predicted that, over the next few years, providers will develop several hundred thousand different Apps and a variety of Digital Services that enable new and innovative functionality to a growing universe of Devices. The makers and providers of these Apps and related Digital Services will come from a number of different market segments, including media and entertainment, enterprise, faith-based organizations, education, interactive gaming and government, and represent our existing and target customers.

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

The completion of the Broadcast Merger is subject to various customary and other closing conditions, including, among other things: (i) the approval of the respective stockholders of Broadcast International and the Company, (ii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by each of Broadcast International and the Company and the compliance by each of Broadcast International and the Company with their respective obligations under the Broadcast Merger Agreement; and (iii) the declaration of the effectiveness by the Securities and Exchange Commission (the “SEC”) of the Registration Statement on Form S-4 (the “Registration Statement”) to be filed by Broadcast International in connection with the Broadcast Merger.

On February 6, 2013, after having conducted additional due diligence, the Company provided written notice of its belief that certain material representations and warranties in the Broadcast Merger Agreement were inaccurate when made. In the notice, the Company also identified its requirements for curing these alleged inaccuracies and notified Broadcast International that if such alleged inaccuracies are not cured or otherwise resolve within thirty (30) days of such notice, or if it earlier becomes apparent that such alleged inaccuracies cannot be cured, the Company may terminate the Broadcast Merger Agreement in accordance with its terms. Broadcast International and the Company have been working together on the issues identified in such notice. In light of progress made to date related to these issues, on March 6, 2013, the Company provided written notice to Broadcast International that it was extending the cure period identified in the Initial Notice to April 7, 2013. On April 7, 2013, the Company agreed to extend the period for cure until May 7, 2013, subject to the Company and Broadcast signing the Amendment described below.

On April 9, 2013, Broadcast, Merger Sub and the Company entered into a First Amendment to Agreement and Plan of Merger (the “Amendment”), which made two modifications to the Merger Agreement. First, the Amendment added a new paragraph 8.1(l), under which either party can terminate the Merger Agreement without cause upon three (3) days advance written notice. Second, the Amendment suspended the application of the non-solicitation and other “no shop” provisions of the Agreement, and suspended the parties’ obligations to prepare a joint registration/proxy statement, until such time as Broadcast and the Company mutually approve and agreed to file a joint registration/proxy statement.

As of the date of this Report, there are uncertainties surrounding the close of the Broadcast Merger (see the risks described under Risk Factors below); however, the Company believes that the issues identified in the notice referenced above can be resolved, and we look forward to working together with Broadcast International to try to resolve such remaining issues. The Company also remains interested in continuing to move forward with the Broadcast Merger, subject to the conditions and obligations set forth in the Broadcast Merger Agreement.

We believe the Broadcast Merger represents a significant opportunity for both the Company and Broadcast International. Our goal is to radically redefine the way in which companies and organizations manage the distribution of their digital media assets. Our long-term vision has always been to provide a revolutionary broadcast platform where virtually anyone can become a global broadcaster. We believe that the Broadcast Merger, if consummated, brings us significantly closer to being able to realize this vision.

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

Results of Operations – Quarters Ended March 31, 2013 and 2012

The following discussions are based on the consolidated balance sheets as March 31, 2013 (unaudited) and December 31, 2012 and statement of operations for the three months ended March 31, 2013 and 2012 (unaudited) and notes thereto.

The tables presented below, which compare AllDigital’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.
●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

Three Months Ended March 31, 2013 (Unaudited) Compared to Three Months Ended March 31, 2012 (Unaudited)

	For the three months ended March 31,		Dollar variance favorable	% variance favorable
	2013	2012	(unfavorable)	(unfavorable)
Net sales	$1,012,107	$951,849	$60,258	6.3%
Cost of sales	610,184	643,279	33,095	5.1%
Gross profit	401,923	308,570	93,353	30.3%

Operating expenses
Selling, marketing and advertising	115,450	186,479	71,029	38.1%
General and administrative	459,774	469,495	9,721	2.1%
Total operating expenses	575,224	655,974	80,750	12.3%

Loss from operations	(173,301)	(347,404)	174,103	50.1%

Other income (expense)
Interest income	159	445	(286)	(64.3)%
Loss on disposal of assets	(194)	-	(194)	-
Other income	66,847	-	66,847	-
Total other income (expense)	66,812	445	66,367	149.1%

Loss before provision for income taxes	(106,489)	(346,959)	240,470	69.3%
Provision for income taxes	800	2,400	1,600	66.7%
Net loss	$(107,289)	$(349,359)	$242,070	69.3%

Net Sales. Net sales increased by $60,258, or 6% in the first quarter of 2013 compared to the first quarter of 2012, due to a $27,943 increase in recurring monthly maintenance and support contracts with new and existing customers, and a $32,315 increase in recognition of percentage of completion revenue related to our contracts with existing and new customers.

Gross Profit. Gross profit increased by $93,353, or 30%, in the first quarter of 2013 compared to the first quarter of 2012. The increase in gross profit resulted from an increase of $60,258 in net sales and $87,428 decrease in 3rd party contracted resources as we transitioned to more in-house personnel, offset by $53,108 increase in salaries and related expenses for new engineering and software development resources for current and upcoming projects and $1,225 increase in other costs of sales.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $71,029, or 38%, in the first quarter of 2013 compared to the first quarter of 2012. The decrease resulted from decreases of $54,407 in salary and payroll related expenses, primarily due to two fewer employees in 2013 as compared to 2012, $13,468 in advertising, $7,278 in travel, and $7,921 in other selling expenses, offset by an increase of $12,045 in consultants and outside services.

General and Administrative Expenses. General and Administrative expenses decreased by $9,721, or 2%, in the first quarter of 2013 compared to the first quarter of 2012. The decrease was primarily due to decreases of $34,072 in bad debt expense ($0 in 2013 as compared to $34,072 in 2012), $21,191 in consultants and outside services, $7,393 in software maintenance and support, and $3,659 in other expenses, offset by increases of $30,040 in salary and payroll related expenses, $9,852 in travel, $8,932 in insurance, and $7,770 in accounting expense.

Other Income. Other income of $66,847 was the result of a settlement with a former client. The settlement was for $113,823, of which $46,976 was applied against open invoices.

Liquidity and Capital Resources

As of March 31, 2013, we had current assets of $944,674, including $753,296 in cash and cash equivalents.

Cash increased $290,535 from $462,761 at December 31, 2012 to $753,296 at March 31, 2013, due primarily to net cash provided by operating activities of $299,626 in the first quarter of 2013. Net cash provided by operating activities consisted of increases of $285,137 in deferred revenue, $70,095 in accounts payable and accrued expenses and $67,636 in noncash adjustments, offset by $107,289 operating loss, increases of $14,255 in accounts receivable and $1,697 in prepaid expenses and other current assets. Net cash used in operating activities was $74,668 for the three months ended March 31, 2012.

$10,091 cash was used in investing activities in the first quarter of 2013 for the purchase of furniture, computer equipment and building signs. $12,793 cash was used in investing activities in the first quarter of 2012 for the purchase of furniture, computer equipment and building signs.

$1,000 cash was provided by financing activities in the first quarter of 2013 due to the exercise of 4,000 options. No cash was provided by financing activities in the first quarter of 2012.

We monitor our financial resources on an ongoing basis and may adjust planned business activities and operations as needed to ensure that we have sufficient operating capital. We evaluate our capital needs, and the availability and cost of capital on an ongoing basis and expect to seek capital when and on such terms as deemed appropriate based upon an assessment of then-current liquidity, capital needs, and the availability and cost of capital. Given our early stage of operations, we do not expect that bank or other institutional debt financing will be available. We expect that any capital we raise will be through the issuance of equity securities, warrants or similar securities. As of March 31, 2013, we did not have any commitments to provide financing. We believe that we will be able to obtain financing when and as needed, but may be required to pay a high price for capital. On October 9, 2012, the Company announced that it signed an engagement letter with Merriman Capital, Inc., an investment banking firm, to function as its capital markets advisor. Merriman will advise AllDigital on various strategic matters, including potentially raising capital. We do not have any commitments to provide capital.

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

We have a limited operating history, and our digital broadcasting solutions are an evolving business offering. As a result, investors have no meaningful track record by which to evaluate our future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets. We may be unable to accomplish any of the following, which would materially impact our ability to implement our business plan:

●	establishing and maintaining broad market acceptance of our products, technology, services, and platform, and converting that acceptance into direct and indirect sources of revenue;

●	establishing and maintaining adoption of our products, technology, services, and platform on a wide variety of Devices and Device platforms;

●	timely and successfully developing new products, technology, services, service and platform features, and increasing the functionality and features of our existing products, services, platform and technology;

●	developing products, technology, services, and platforms that result in a high degree of customer satisfaction and a high level of end-customer usage;

●	successfully responding to competition, including competition from emerging technologies and solutions;

●	developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our products, technology, services, and platform; and

●	identifying, attracting and retaining talented technical services, engineering, and creative services staff at reasonable market compensation rates in the markets in which we employ.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully accomplish these tasks, our business will be harmed.

We will likely need to raise additional capital in order to continue and grow our operations, and we may be unable to obtain additional capital on reasonable terms, or at all.

We generated negative cash flows from operations during the year ended December 31, 2012, have a working capital deficiency at March 31, 2013 and have limited cash. If we continue to use cash in our operations, we will need to raise capital. Given our early stage of operations, we do not expect that bank or other institutional debt financing will be available. We expect that any capital we raise will be through the issuance of equity securities, warrants or similar securities. We have no commitments from any parties to provide capital and may not be able to raise capital on reasonable terms, or at all. If we need, and are unable to raise capital, we will be required to significantly curtail our marketing efforts and may be required to cease operations.

We will be unable to implement our business plan if we cannot raise sufficient capital and may be required to pay a high price for capital.

We had current assets of $944,673 and current liabilities of $1,223,313, for negative net working capital of $278,640, as of March 31, 2013. We will need to obtain additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

Through the three months ending March 31, 2013, AllDigital’s five largest billing relationships accounted for approximately 85% of its total billings. Our agreements with many of these key customers and/or partners expire in any given year unless renewed by the customer and/or partner, are terminable at any time upon short-term notice, or are otherwise generally terminable during 2013. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

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

Our articles of incorporation and bylaws have provisions designed to limit liability of our officers and directors to the Company and its shareholders with respect to any errors of judgment committed by our officers and directors. This likely will limit the recourse that the shareholders might otherwise have against our management in the event of its mismanagement of the Company. Corporate documents require that the Company indemnify our officers and directors to the maximum extent permitted by law. While the Company has officers and directors’ liability insurance, a successful claim for such indemnification which is not covered under such insurance would deplete our assets by the amount paid and would harm our financial condition.

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

On February 6, 2013, after having conducted further due diligence, we   provided written notice of our belief that certain material representations and warranties in the Broadcast Merger Agreement with Broadcast International were inaccurate when made and threatened to terminate the Broadcast Merger Agreement if certain issues were not addressed. The parties are making progress on addressing those issues, but the resolutions of the issues is not entirely within the parties’ control, and requires consents, concessions and other actions from third parties. There is a reasonable possibility that the issues identified by us will not be resolved and that, as a result, the transaction will not move forward. It is also possible that either we or Broadcast International will identify and allege additional breaches of representations, warranties or covenants that will prevent the Broadcast Merger from closing. If the Broadcast Merger does not close, we will not receive any of the anticipated benefits from the Broadcast Merger. In addition, it is possible that litigation or other claims will emerge between the parties.

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

Even if all alleged breaches of representations and warranties are resolved, the Broadcast Merger may not close because of a failure of one or more of the parties to satisfy closing conditions. It is possible that any of the conditions will not be satisfied and, as a result, the parties will not close. Conditions that management believes present particular risks include the following:

●	the shareholders of both parties must vote upon, and approve the Broadcast Merger Agreement and the Broadcast Merger;

●	the number of shares of our common stock dissenting from the Broadcast Merger must be less than 1.5% of our outstanding common stock and the number of shares of Broadcast International common stock dissenting from the Broadcast Merger shall be less than 3% of the of the outstanding Broadcast common stock;

●	the adjusted working capital of Broadcast International immediately prior to the closing of the Broadcast Merger must be equal to or greater than a deficit of $1 million, which will require the raising of additional capital by Broadcast International;

●	the shareholders of Broadcast International must approve a reverse stock split;

●	Broadcast International must eliminate all indebtedness, other than indebtedness that converts to equity upon closing of the Broadcast Merger;

●	the number of securities convertible into Broadcast International common stock, with certain exceptions, must be reduced to 2 million or less;

●	Broadcast International’s monthly net cash flow for the preceding 30 days must be equal to or greater than $50,000; and

●	certain pending legal proceedings and related issues must be resolved.

If all of the conditions to closing are not satisfied, or waived by the other party to the Broadcast Merger Agreement, the Broadcast Merger will not close. If it does not close, we will not receive expected benefits from the Broadcast merger.

The combined company may not achieve strategic objectives, anticipated synergies and other potential benefits of the Broadcast Merger.

We expect to realize strategic, financial and operating benefits over the long term as a result of the Broadcast Merger. However, we cannot predict the extent to which these benefits will actually be achieved or the timing of any such benefits. Some problems we may encounter that may prevent the combined company from realizing these benefits, including the following:

●	the possible inability of the combined company to consolidate and rationalize product lines, supply chains, administrative functions, sales and marketing teams and/or research and development efforts to the degree, or within the time period, expected;

●	the possible inability of the combined company to attract customers for its product lines;

●	the possible inability of the combined company to maintain its service, sales and administrative efforts while consolidating operations and reducing costs;

●	unfavorable reaction to the Broadcast Merger by the combined company’s customers and suppliers; and

●	any failure in coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost.

The integration of our company with Broadcast International will be a complex, time consuming and expensive process. It is not certain that the two companies can be successfully integrated in a timely manner or at all or that any of the anticipated benefits will be realized. Failure to do so could have a material adverse effect on the revenues, expenses and the operating results and cash resources of the combined company and could result in the combined company not achieving the anticipated potential benefits of the Broadcast Merger.

Whether or not the Broadcast Merger closes, it will to diver divert management’s attention away from our operations.

Negotiation of the Broadcast Merger consumed significant executive and other resources , and addressing due diligence and pre-closing matters continues to consume executive time and financial resources. Even if the Broadcast Merger does not close, it will have diverted, and will continue to divert for some time, limited management, financial and other resources.

If the Broadcast Merger closes, successful integration of our and Broadcast International’s operations, products and personnel may place a significant burden on our executives, as they become the executives of the surviving corporation. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our, or the surviving corporation’s, business, financial condition and operating results.

The ownership and voting interests of our stockholders will be diluted as a result of the Broadcast Merger

After the Broadcast Merger, our stockholders who receive Broadcast International common stock in the Broadcast Merger are expected to represent approximately 54% of the outstanding Broadcast International common stock (assuming the exercise or conversion of warrants, options and other derivative securities except for specified warrants) immediately following the consummation of the Broadcast Merger. After the Broadcast Merger, stockholders of Broadcast International immediately prior to the effective time are expected to own approximately 46% of the aggregate number of outstanding shares of the common stock of the combined company (assuming the exercise or conversion of warrants, options and other derivative securities except for specified warrants). Our shareholders will own, on a percentage basis, approximately one-half the percentage they own in the Company. The combined company will likely be required to raise capital in order to finance operations following the closing of the Broadcast Merger, which will likely result in additional dilution to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

(a) Based on their evaluation as of March 31, 2013, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLDIGITAL HOLDINGS, INC.

May 15, 2013	By:	/s/ Paul Summers
Date		Paul Summers,
Chief Executive Officer

May 15, 2013	By:	/s/ John Walpuck
Date		John Walpuck,
Chief Financial Officer

Exhibit 31.1 Index

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
101

XBRL (eXtensible Business Reporting Language). The following materials from AllDigital Holdings, Inc’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

Filed herewith

