Form 10-Q
period 2013-06-30
ALLDIGITAL HOLDINGS, INC.
filed 2013-08-14
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 333-141676

ALLDIGITAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5354797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Technology Drive Suite 100, Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

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

As of August 14, 2013, there were 25,444,728 shares of the registrant’s common stock issued and outstanding.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Form 10-Q”), other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected sales, costs, expenses and gross margins; our accounting estimates, assumptions and judgments; the prospective demand for our products; the projected growth in our industry; the competitive nature of and anticipated growth in our industry; and our prospective needs for, and the availability of, additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of this Report, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

2

3

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$912,400	$462,761
Accounts receivable, net of allowance of $0 and $0	107,728	122,064
Prepaid expenses and other current assets	55,641	53,362
Total current assets	1,075,769	638,187
Property and Equipment, net	97,811	80,311
Other Assets
Deposits	11,164	11,164
Intangibles – domain names	19,750	19,750
Total assets	$1,204,494	$749,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$603,099	$520,308
Deferred revenue	861,791	347,773
Total current liabilities	1,464,890	868,081

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none and none issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 25,444,728 and 25,440,728 issued and outstanding, respectively	25,445	25,441
Additional paid-in capital	2,364,811	2,277,132
Accumulated deficit	(2,650,652)	(2,421,242)
Total stockholders’ equity	(260,396)	(118,669)

Total liabilities and stockholders’ equity	$1,204,494	$749,412

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$1,026,187	$646,427	$2,038,294	$1,598,276
Cost of sales	607,792	599,696	1,217,977	1,242,975
Gross profit	418,395	46,731	820,317	355,301
Operating expenses
Selling, marketing, and advertising	99,741	201,054	215,841	387,533
General and administrative	440,900	359,415	900,023	828,910
Total operating expenses	540,641	560,469	1,115,864	1,216,443
Loss from operations	(122,246)	(513,738)	(295,547)	(861,142)

Other income (expense)
Interest income	125	407	284	852
Interest expense	-	(85)	-	(85)
Other income	-	521	66,653	521
Total other income (expense)	125	843	66,937	1,288
Loss from operations before provision for income taxes	(122,121)	(512,895)	(228,610)	(859,854)
Provision for income taxes	-	-	(800)	(2,400)
Net loss	$(122,121)	$(512,895)	$(229,410)	$(862,254)
Basic and diluted net loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.03)
Basic and diluted weighted-average shares outstanding	25,444,728	25,390,728	25,444,419	25,390,728

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(229,410)	$(862,254)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,944	19,033
Stock based compensation	86,684	106,639
Provision for doubtful accounts	-	34,072
Warrants issued for services	-	2,550
Changes in operating assets and liabilities:
Accounts receivable	14,335	(56,042)
Deferred costs	-	11,680
Prepaid expenses and other current assets	(2,279)	(62,096)
Deferred revenue	514,018	170,672
Accounts payable and accrued expenses	82,791	284,217
Net cash provided by (used in) operating activities	490,083	(351,529)

Cash Flows From Investing Activities
Purchase of property and equipment	(41,444)	(26,760)
Payment for intangible - domain name	-	(8,500)
Net cash used in investing activities	(41,444)	(35,260)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	1,000	-
Net cash provided by financing activities	1,000	-
Net Increase (Decrease) in Cash and Cash Equivalents	449,639	(386,789)
Cash and Cash Equivalents – beginning of period	462,761	998,853
Cash and Cash Equivalents – end of period	$912,400	$612,064

Supplemental disclosures of cash flow information:
Interest paid	$-	$85
Income taxes paid	$800	$2,400

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

AllDigital, Inc. was incorporated in the State of California on August 3, 2009, with the primary purpose of providing digital broadcasting solutions dedicated to managing the complex pairing of cloud-based digital media and digital services with Internet-connected devices. AllDigital, Inc. merged with and into a subsidiary of Aftermarket Enterprises, Inc. (now known as AllDigital Holdings, Inc.) on July 29, 2011 (the “Aftermarket Merger”), and the business of Aftermarket was immediately terminated. References to the “Company”, forms of “we” and “AllDigital” in this Report generally refer to AllDigital Holdings, Inc. and its consolidated subsidiaries, including AllDigital, Inc..

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

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets and liabilities that may result from the outcome of this uncertainty. The Company has to date incurred recurring losses and has accumulated losses aggregating approximately $2.7 million as of June 30, 2013. The Company's business strategy includes attempting to increase its revenue through investing further in its product development and sales and marketing efforts, and expanding into international markets. The Company intends to finance this portion of its business strategy by using its current working capital resources and cash flows from operations. Management believes its cash flows from operations, together with its liquid assets will be sufficient to fund ongoing operations through at least June 30, 2014. The Company's business strategy also includes the possibility of engaging in strategic acquisitions or otherwise taking steps to more rapidly increase its growth rates.

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

Rarely, a customer contract will include revenue arrangements that consist of multiple product and service deliverables. Such contracts are accounted for in accordance with ASC 605-25. For the Company’s multiple-element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Revenue is then allocated to each unit of accounting based on the estimated selling price determined using a hierarchy of evidence based first on Vendor-Specific Objective Evidence (“VSOE”) if it exists, based next on Third-Party Evidence (“TPE”) if VSOE does not exist, and finally, if both VSOE and TPE do not exist, based on the Company’s best estimate of selling price (“BESP”). If deliverables cannot be separated into more than one unit, then the Company does not recognize revenue until all deliverables have been delivered and accepted.

Accounts Receivable

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $0 at June 30, 2013 and December 31, 2012. The Company generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development contracts to facilitate its working capital needs.

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

At June 30, 2013, the Company had 3,892,274 warrants and 2,547,431 options that could potentially dilute the number of shares outstanding. At June 30, 2012, the Company had 3,892,274 warrants and 1,024,306 options that could potentially dilute the number of shares outstanding. These instruments were excluded from the computation of the diluted loss per share as their impact is anti-dilutive.

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

Assets subject to this classification at June 30, 2013, and December 31, 2012, were cash and cash equivalents and are considered Level 1 assets.

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

Impairment of Long-Lived and Intangible Assets

The Company accounts for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the Company may not recover the carrying amount of an asset. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, the Company recognizes an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. The Company had no impairment charges during the six months ended June 30, 2013 and 2012.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013 (unaudited)	December 31, 2012

Furniture and fixtures	$11,618	$11,618
Computer equipment	122,215	80,771
Software	45,833	45,833
Signs	2,050	2,050
Less accumulated depreciation and amortization	(83,905)	(59,961)

	$97,811	$80,311

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013 (unaudited)	December 31, 2012

Accounts payable	$294,624	$252,793
Accrued personnel costs	222,261	155,243
Accrued professional fees	30,976	45,847
Other	55,238	66,425

	$603,099	$520,308

NOTE 5 - LEASE OBLIGATIONS

On October 10, 2011, the Company entered into a five-year Lease Agreement for the lease of office space at 220 Technology Suite 100, Irvine, California, 92618, which is used as corporate offices effective January 1, 2012. The lease commenced on January 1, 2012, and terminates on December 31, 2016. On November 18, 2011, the lease of office space at 220 Technology Drive Suite 100, Irvine, California 92618 was modified from a five year term to a three year term. All other terms of the October 10, 2011, lease agreement remain the same. Pursuant to the terms of the lease, monthly rent paid will be $10,297 in year one, $10,504 in year two, and $10,717 in year three. Rent expense for the six months ended June 30, 2013 and 2012 was $96,296 and $91,306, respectively.

The Company has entered into the following leases:

Effective Date	Term	Purpose	Monthly lease

May 1, 2011	Three years	Computer servers	$423
June 1, 2011	Three years	Computer servers	$892
October 4, 2011	Three years	Computer servers	$902
December 21, 2011	Three years	Phone system	$940
February 14, 2012	Three years	Computer servers	$767
May 4, 2012	Three years	Computer servers	$921
October 15, 2012	Three years	Computer servers	$334

Future minimum lease payments under operating leases at June 30, 2013 are:

Year ended
June 30,

2014	$187,748
2015	$135,202
2016	$1,168
Total	$324,118

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

During the six months ended June 30, 2013, the Company issued 1,720,000 options under the Plan to certain employees, 4,000 options were exercised, and 366,000 options were forfeited by employees who resigned from the Company. At June 30, 2013, there were 5,960,000 total options outstanding. In relation to 1,200,000 options of the 1,720,000 issued, two officers have agreed to give back to the Company 1,200,000 shares of common stock so that there will be no dilutive effect to the Company. Such shares have not been returned to the Company as of the date of this report.

As of June 30, 2013, there were 2,486,000 shares of common stock available for grant under the Plan.

A summary of the status of the options granted is as follows:

	Shares	Weighted- average exercise price	Average remaining contractual term - years	Aggregate intrinsic value

Outstanding, December 31, 2012	4,610,000	$0.26	8.70
Granted	1,720,000	$0.14	9.95
Exercised	(4,000)	$0.25	-
Forfeited	(366,000)	$0.33	-	-
Outstanding, June 30, 2013	5,960,000	$0.22	8.69	-
Exercisable: June 30, 2013	2,547,431	$0.25	8.16	-

At June 30, 2013, 2,547,431 options had vested and 3,412,569 options are expected to vest in the future.

As of June 30, 2013, there was $556,022 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining weighted-average vesting period of 2.40 years. The total fair value of options vested during the six months ended June 30, 2013 was $109,834. The aggregate intrinsic value of the options expected to vest in the future was $0.

Stock-based compensation expense for the six months ended June 30, 2013 and 2012 was $86,684 and $106,639, respectively.

The fair value of the options granted by AllDigital Holdings, Inc., for the six months ended June 30, 2013 and 2012 is estimated at $241,370 and $378,550, respectively.

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

	Period Ended
	June 30, 2013	December 31, 2012
Dividend yield	—	—
Risk-free interest rate	1.76% to 2.65%	1.49% to 2.00%
Volatility	196%	196%
Expected life (in years)	6.5	6 – 6.5
Weighted average grant date fair value per share of options granted	$0.13	$0.41

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on the U.S. Treasury bond.

Volatility is estimated based on comparable companies in the industry.

Warrants

A summary of the status of the warrants granted is as follows:

	Shares	Weighted- average exercise price

Outstanding – December 31, 2012	3,892,274	$0.49
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding – June 30, 2013	3,892,274	$0.49

Exercisable – June 30, 2013	3,892,274	$0.49

The following table summarizes information about warrants outstanding at June 30, 2013:

Outstanding				Exercisable
Range of exercise prices	Number of warrants outstanding	Weighted-average remaining contractual life (in years)	Weighted- average exercise price	Number of warrants exercisable	Weighted- average exercise price
$0.25	150,000	3.16	$0.25	150,000	$0.25
$0.275	60,000	3.08	$0.275	60,000	$0.275
$0.50	3,682,274	1.18	$0.50	3,682,274	$0.50
$0.25 - $0.50	3,892,274	1.28	$0.49	3,892,274	$0.49

NOTE 7 - INCOME TAXES

The Company establishes a valuation allowance when it is more likely than not that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of June 30, 2013 and December 31, 2012, the valuation allowance for deferred tax assets totaled approximately $616,000 and $591,000, respectively. For the six months ended June 30, 2013, the increase in the valuation allowance was $25,000.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of June 30, 2013, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1.4 million and $1.3 million, respectively, which expire through 2033. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

The Company has not recognized any liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2013 and December 31, 2012, the Company had no accrual for the payment of interest or penalties. All years for which income tax returns have been prepared are subject to examination.

NOTE 8 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Major Customers

At June 30, 2013 and December 31, 2012, three and three customers accounted for 93% and 82% of the outstanding accounts receivable, respectively.

For the three months ended June 30, 2013 and 2012, four and two customers accounted for 90% and 50% of total revenue, respectively.

For the six months ended June 30, 2013 and 2012, four and three customers accounted for 81% and 68% of total revenue, respectively.

Major Vendors

At June 30, 2013 and December 31, 2012, two and four vendors accounted for 84% and 85% of the outstanding accounts payable, respectively.

For the three months ended June 30, 2013 and 2012, four and five vendors accounted for 73% and 87% of total purchases, respectively.

For the six months ended June 30, 2013 and 2012, four and three vendors accounted for 73% and 72% of total purchases, respectively.

Concentrations of Credit Risk

Financial instruments that may subject the Company to credit risk include uninsured cash-in-bank balances. The Company places its cash with high quality financial institutions located in Southern California. From time to time, such balances exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash balances. As of June 30, 2013, the Company’s uninsured cash was $688,646.

Plan of Merger and Reorganization

On January 6, 2013, we entered into an Agreement and Plan of Merger and Reorganization (the “Broadcast Merger Agreement”) with Broadcast International, Inc., a Utah corporation (“Broadcast International”) and Alta Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Broadcast International (“Merger Sub”).

On April 9, 2013, Broadcast, Merger Sub and the Company entered into a First Amendment to Agreement and Plan of Merger (the “Amendment”) with Broadcast International, Inc., a Utah corporation (“Broadcast International”) and Alta Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Broadcast International (“Merger Sub”).

On June 30, 2013, we entered into a Second Amendment to Agreement and Plan of Merger (the “Second Amendment”)with Broadcast International, Inc., a Utah corporation (“Broadcast International”) and Alta Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Broadcast International (“Merger Sub”).

Assuming conditions to closing are satisfied, Merger Sub will be merged with and into Company, and Company will survive as a wholly-owned subsidiary of Broadcast international (the “Broadcast Merger”).

NOTE 9 - SEGMENT INFORMATION

The Company currently operates in one business segment, digital media services. All fixed assets are located at the Company’s headquarters and data centers located in the United States. All sales for the six months ended June 30, 2013 were in the United States and Canada.

NOTE 10 - SUBSEQUENT EVENTS

On July 1, 2013, the Company issued an aggregate of 65,000 options to an employee.

An entity contributing approximately 20% of our revenue during the six months ended June 30, 2013, which entity is a customer and also a supplier, has initiated a discussion regarding a reduction in the use of Company services. We expect to negotiate a modified relationship with this customer and supplier. The Company anticipates that the modified relationship will negatively affect the Company’s revenue but that it will not have a material impact on the Company’s cash flow from operations or profitability.

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

Certain Defined Terms

In this Report, we use certain technical terms to describe our business, which terms are important to an understanding of our business, including the following:

●	“Apps” are software applications that operate on a Device, and which can act as the front-end of a remotely hosted, cloud-based Digital Service.

●	“Devices” are Internet-connected devices, including without limitation smart phones, tablet computers, desktop and laptop computers, gaming consoles, digital televisions, home theatre systems, streaming players, “smart” appliances, and digital signage.

●	“Digital Broadcasting Workflow” is a series of interconnected processes to ingest, store, prepare, secure, manage, monetize, convert and distribute live media feeds and video-on-demand assets, as well as real-time data and other information to and from Apps on Devices.

●	“Digital Services” are remotely hosted, cloud-based software applications intended for use on, interactivity with, and the delivery of digital media to or from, one or more Devices, through a Digital Broadcasting Workflow. Examples of well-known Digital Services include NetFlix’s Movies On-Demand, Hulu, Pandora Radio, Instagram, Twitter, MLB.com, Match.com, Pinterest, and Facebook.

●	“Pairing” is the process of setting-up, managing and maintaining the ongoing data exchange between a Digital Service and a Device through the applicable Digital Broadcasting Workflow. Pairing includes not only the initial process of ensuring the compatibility of the Digital Service with one or more Devices operating on one or more Device platforms, but may also include any or all of the following:

●	Managing various elements of and processes related to the ongoing data exchange between a Digital Service and a Device, including Device compatibility, security, quality of service, data and signal flows, and dynamic updates;

●	Applying business rules (e.g., subscriber eligibility and authentication) and processing to live media feeds, video-on-demand (e.g., converting master video files into formats compatible with the target Devices), real-time data and other data assets, and Digital Services; and

●	Acting as the origin for data exchange between the Digital Services, through the Digital Broadcasting Workflow, to the Devices.

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

Key Opportunities

On January 6, 2013, we entered into an Agreement and Plan of Merger and Reorganization (as amended, the “Broadcast Merger Agreement”) with Broadcast International, Inc., a Utah corporation (“Broadcast International”) and Alta Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Broadcast International (“Merger Sub”). Assuming conditions to closing are satisfied, Merger Sub will be merged with and into Company, the Company will survive as a wholly-owned subsidiary of Broadcast International (the “Broadcast Merger”), and the shareholders of the Company will receive a number of shares of Broadcast International common stock equal to 58% of the outstanding shares after the Broadcast Merger but prior to any financing (assuming the exercise or conversion of warrants, options and other derivative securities except for specified warrants).

The completion of the Broadcast Merger is subject to various customary and other closing conditions, including, among other things: (i) the approval of the respective stockholders of Broadcast International and the Company of the Broadcast Merger, (ii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by each of Broadcast International and the Company and the compliance by each of Broadcast International and the Company with their respective obligations under the Broadcast Merger Agreement; and (iii) the satisfaction by Broadcast International of certain net working capital and cash flow requirements.

As of the date of this Report, there are uncertainties surrounding the close of the Broadcast Merger (see the risks described under Risk Factors below); however, we believe that the existing issues can be resolved, and we look forward to working together with Broadcast International to try to resolve such remaining issues. We also remain interested in continuing to move forward with the Broadcast Merger, subject to the conditions and obligations set forth in the Broadcast Merger Agreement.

We believe the Broadcast Merger represents a significant opportunity for both the Company and Broadcast International. Our goal is to redefine the way in which companies and organizations manage the distribution of their digital media assets. Our long-term vision has always been to provide a revolutionary broadcast platform where virtually anyone can become a global broadcaster. We believe that the Broadcast Merger, if consummated, brings us significantly closer to being able to realize this vision.

By integrating Broadcast International’s content management system (“CMS”) with the AllDigital Cloud Platform and App Frameworks, it is anticipated that the combined company will be able to provide a highly scalable, flexible and secure digital broadcasting platform where virtually any form of digital media can target and reach a global audience across Devices. On a combined basis, using our unique combination of digital broadcasting technology and related cloud-based services, we believe our clients can create one or more ‘digital television channels’ that can target a single device or, literally, billions of connected devices, to create their own public or private facing broadcasting networks. It is anticipated that we will be able to provide existing and prospective clients with total control over the distribution of their digital media assets. We believe that the level of digital media asset control inherent in the combined solution is an important differentiator and value proposition for the combined companies. We will change the name of Broadcast International to “AllDigital Broadcasting, Inc.”

Results of Operations – Three Months Ended June 30, 2013 and 2012

The following discussions are based on the consolidated balance sheets as June 30, 2013 (unaudited) and December 31, 2012 and statement of operations for the three months ended June 30, 2013 and 2012(unaudited) and notes thereto.

The tables presented below, which compare AllDigital’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

Three Months Ended June 30, 2013 (Unaudited) Compared to Three Months Ended June 30, 2012 (Unaudited)

	For the three months ended June 30,		Dollar variance favorable	% variance favorable
	2013	2012	(unfavorable)	(unfavorable)
Net sales	$1,026,187	$646,427	$379,760	58.7%
Cost of sales	607,792	599,696	(8,096)	(1.4%)
Gross profit	418,395	46,731	371,664	795.3%

Operating expenses
Selling, marketing and advertising	99,741	201,054	101,313	50.4%
General and administrative	440,900	359,415	(81,485)	(22.7%)
Total operating expenses	540,641	560,469	19,828	3.5%

Loss from operations	(122,246)	(513,738)	391,492	76.2%

Other income (expense)
Interest income	125	407	(282)	(69.3%)
Interest expense	-	(85)	85	100.0%
Other income	-	521	(521)	(100.0%)

Total other income (expense)	125	843	(718)	(85.2%)

Loss from operations before provision for income taxes	(122,121)	(512,895)	390,774	76.2%

Provision for income taxes	-	-	-	-
Net loss	$(122,121)	$(512,895)	$390,774	76.2%

Net Sales. Net sales increased by $379,760, or 59% in the second quarter of 2013 compared to the second quarter of 2012, primarily due to $279,149 increase in non-recurring projects and a $100,611 increase in recurring monthly maintenance and support contracts with new and existing customers.

Gross Profit. Gross profit increased by $371,664, or 795%, in the second quarter of 2013 compared to the second quarter of 2012. The increase in gross profit resulted from an increase of $379,760 in net sales and $16,179 decrease in 3rd party contracted resources as we transitioned to more in-house personnel and $7,770 in salaries and related expenses for new engineering and software development resources for current and upcoming projects, offset by increases of $24,201 in travel and $7,844 increase in other costs of sales.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $101,313, or 50%, in the second quarter of 2013 compared to the second quarter of 2012. The decrease resulted from decreases of $78,770 in salary and payroll related expenses, primarily due to two fewer employees in 2013 as compared to 2012, $11,050 in consultants and outside services, $10,592 in advertising, and $901 in other expenses.

General and Administrative Expenses. General and Administrative expenses increased by $81,485, or 23%, in the second quarter of 2013 compared to the second quarter of 2012. The increase was primarily due to increases of $52,252 in legal expense, $39,989 in salary and payroll related expenses, $8,275 in business insurance expense, $4,989 in public reporting expense, and $10,348 in other expenses, offset by decreases of $12,500 in software expenses, $9,446 in equipment expenses, $7,307 audit expenses, and $5,115 in outside services.

Results of Operations – Six Months Ended June 30, 2013 and 2012

The following discussions are based on the consolidated balance sheets as June 30, 2013 (unaudited) and December 31, 2012 and statement of operations for the six months ended June 30, 2013 and 2012 (unaudited) and notes thereto.

The tables presented below, which compare AllDigital’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

Six Months Ended June 30, 2013 (Unaudited) Compared to Six Months Ended June 30, 2012 (Unaudited)

	For the six months ended June 30,		Dollar variance favorable	% variance favorable
	2013	2012	(unfavorable)	(unfavorable)
Net sales	$2,038,294	$1,598,276	$440,018	27.5%
Cost of sales	1,217,977	1,242,975	24,998	2.0%
Gross profit	820,317	355,301	465,016	130.9%

Operating expenses
Selling, marketing and advertising	215,841	387,533	171,692	44.3%
General and administrative	900,023	828,910	(71,113)	(8.6%)
Total operating expenses	1,115,864	1,216,443	100,579	8.3%

Loss from operations	(295,547)	(861,142)	565,595	65.7%

Other income (expense)
Interest income	284	852	(568)	(66.7%)
Interest expense	-	(85)	85	100.0%
Other income	66,653	521	66,132	12,693.3%
Total other income (expense)	66,937	1,288	65,649	5,097.0%

Loss from operations before provision for income taxes	(228,610)	(859,854)	631,244	73.4%
Provision for income taxes	(800)	(2,400)	1,600	66.7%
Net loss	$(229,410)	$(862,254)	$632,844	73.4%

Net Sales. Net sales increased by $440,018, or 28% in the first six months of 2013 compared to the first six months of 2012, due to $311,464 increase in recognition of percentage of completion related to our contracts and completion of projects with new customers, and $128,554 in recurring monthly maintenance and support contracts with new and existing customers.

Gross Profit. Gross profit increased by $465,016, or 131%, in the first six months of 2013 compared to the first six months of 2012. The increase in gross profit resulted from an increase of $440,018 in net sales and $103,607 decrease in 3rd party contracted resources as we transitioned to more in-house personnel, offset by $45,338 increase in salaries and related expenses for new engineering and software development resources for current and upcoming projects, $20,255 travel, $5,011 operating leases, $4,837 licenses, and $3,168 increase in other costs of sales.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $171,692, or 44%, in the first six months of 2013 compared to the first six months of 2012. The decrease resulted from decreases of $133,177 in salary and payroll related expenses, primarily due to three fewer employees in 2013 as compared to 2012, $24,060 in advertising expense, $7,603 in travel expense, and $8,497 in other selling expenses, offset by an increase of $1,645 in consultants and outside services expenses.

General and Administrative Expenses. General and Administrative expenses increased by $71,113, or 9%, in the first six months of 2013 compared to the first six months of 2012. The increase was primarily due to increases of $70,029 in salary and payroll related expenses, $50,383 in legal expense, $17,207 in business insurance, $12,132 in travel expense, $6,681 in public reporting expense, $5,855 in depreciation and amortization expense, and $2,399 in other expenses, offset by a decrease of $34,072 in bad debt expense, $26,955 in consultants and outside services, $19,893 in software maintenance and support, and $12,653 in equipment expense.

Other Income. Other income was $66,653 in the first six months of 2013 compared to $521 in the first six months of 2012. $66,847 was the result of a settlement with a former customer.

Liquidity and Capital Resources

As of June 30, 2013, we had current assets of $1,075,770, including $912,400 in cash and cash equivalents. As of December 31, 2012, we had current assets of $638,187, including $462,761 in cash and cash equivalents.

Cash increased $449,639 from $462,761 at December 31, 2012 to $912,400 at June 30, 2013, due primarily to net cash provided by operating activities of $490,083 in the first six months of 2013. Net cash provided by operating activities consisted of increases of $514,018 in deferred revenue, $82,791 in accounts payable and accrued expenses, and $110,628 in noncash adjustments and a decrease in accounts receivable of $14,335, offset by $229,410 operating loss and an increase of $2,279 in prepaid expenses and other current assets. Net cash used in operating activities was $351,529 for the six months ended June 30, 2012.

$41,444 of cash was used in investing activities in the first six months of 2013 for the purchase of computer equipment. $26,760 was used in investing activities for the purchase of computer equipment, furniture and fixtures, and signs, and $8,500 was used for the purchase of a domain name in the first six months of 2012. $1,000 in cash was provided by financing activities in the first six months of 2013 as 4,000 common stock options were exercised by a former employee in the first quarter of 2013. No cash was provided by financing activities in the first six months of 2012.

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

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, and all of the other information set forth in this Report, before deciding to invest in shares of our common stock. In addition to historical information, the information in this Report contains forward-looking statements about our future business and performance. Our actual operating results and financial performance may be different from what we expect as of the date of this Report. The risks described in this Report represent the risks that management has identified and determined to be material to our company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially harm our business operations and financial condition.

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

We generated negative cash flows from operations during the year ended December 31, 2012, have a working capital deficiency at June 30, 2013 and have limited cash. If we continue to use cash in our operations, we will need to raise capital. Given our early stage of operations, we do not expect that bank or other institutional debt financing will be available. We expect that any capital we raise will be through the issuance of equity securities, warrants or similar securities. We have no commitments from any parties to provide capital and may not be able to raise capital on reasonable terms, or at all. If we need, and are unable to raise capital, we will be required to significantly curtail our marketing efforts and may be required to cease operations.

We will be unable to implement our business plan if we cannot raise sufficient capital and may be required to pay a high price for capital.

We had current assets of $1,075,769 and current liabilities of $1,464,890, for negative net working capital of $389,121, as of June 30, 2013. We will need to obtain additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

Through the six months ending June 30, 2013, AllDigital’s four largest billing relationships accounted for approximately 81% of its total billings. Our agreements with many of these key customers and/or partners expire in any given year unless renewed by the customer and/or partner, are terminable at any time upon short-term notice, or are otherwise generally terminable during 2013 or 2014. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

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

Our common stock is quoted on the OTC Bulletin board, but there is currently only sporadic trading in our common stock. If trading volume increases, the volume of trading in our common stock is expected to be limited and dominated by a few individuals. In addition, many brokerages are refusing to trade in, or implement substantial restrictions on trading in, stocks that are not listed on an SEC-registered exchange. The limited volume, and trading restrictions, can make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. An investor may find it difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market.

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

We need to raise additional capital in the near future and expect to raise such capital through the issuance of common stock and other rights with respect to common stock. Because securities in private placements and other transactions by a company are often sold at a discount to market prices, this need to raise additional capital may harm the market price of our common stock. In addition, the re-sale of securities issued in such capital-raising transactions, whether under Rule 144 or otherwise, may harm the market price of our common stock.

We expect the market price for our common stock to continue to be volatile.

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

The Broadcast Merger may not close because of a failure of one or more of the parties to satisfy closing conditions. It is possible that any of the conditions will not be satisfied and, as a result, the parties will not close. Conditions that management believes present particular risks include the following:

●	the shareholders of both parties must vote upon, and approve the Broadcast Merger Agreement and the Broadcast Merger;

●	the number of shares of our common stock dissenting from the Broadcast Merger must be less than 1.5% of our outstanding common stock and the number of shares of Broadcast International common stock dissenting from the Broadcast Merger shall be less than 3% of the of the outstanding Broadcast common stock;

●	the adjusted working capital of Broadcast International immediately prior to the closing of the Broadcast Merger must be equal to or greater than zero, which may require the raising of additional capital by Broadcast International;

●	the shareholders of Broadcast International must approve a reverse stock split;

●	Broadcast International must eliminate all indebtedness, other than indebtedness that converts to equity upon closing of the Broadcast Merger;

●	the number of securities convertible into Broadcast International common stock, with certain exceptions, must be reduced to 2 million or less;

●	Broadcast International’s monthly net cash flow for the preceding 30 days must be equal to or greater than a monthly deficit of $10,000;

●	there shall be in place valid, binding, and irrevocable subscription agreements or other commitments with respect to the purchase from Broadcast International immediately following closing of no less than $1.5 million, and no more than $3.5 million, in Broadcast International Common Stock; and

●	certain pending legal proceedings and related issues must be resolved.

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

Negotiation of the Broadcast Merger consumed significant executive and other resources, and addressing due diligence and pre-closing matters continues to consume executive time and financial resources. Even if the Broadcast Merger does not close, it will have diverted, and will continue to divert for some time, limited management, financial and other resources.

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

The ownership and voting interests of our stockholders will be diluted as a result of the Broadcast Merger.

After the Broadcast Merger, our stockholders who receive Broadcast International common stock in the Broadcast Merger are expected to represent approximately 58% of the outstanding Broadcast International common stock (assuming the exercise or conversion of warrants, options and other derivative securities except for specified warrants) immediately following the consummation of the Broadcast Merger. After the Broadcast Merger, stockholders of Broadcast International immediately prior to the effective time are expected to own approximately 42% of the aggregate number of outstanding shares of the common stock of the combined company (assuming the exercise or conversion of warrants, options and other derivative securities except for specified warrants). Our shareholders will own, on a percentage basis, approximately one-half the percentage they own in the Company. The combined company will likely be required to raise capital in order to finance operations following the closing of the Broadcast Merger, which will likely result in additional dilution to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

(a) Based on their evaluation as of June 30, 2013, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) See Exhibit Index attached hereto following the signature page.

Exhibit Index

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith
3.1	Amended and Restated Bylaws	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 2, 2013, File No. 333-141676

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

10.1	First Amendment to Agreement and Plan of Merger dated April 9, 2013 with Broadcast International, Inc. and Alta Acquisitions, Inc.	Filed herewith

10.2	Second Amended to Agreement and Plan of Merger dated June 30, 2013 with Broadcast International, Inc. and Alta Acquisitions, Inc.	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 2, 2013, File No. 333-141676

10.3	Employment Agreement dated June 28, 2013 with Konstantin Wilms	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 2, 2013, File No. 333-141676

10.4	Escrow and Contribution Agreement dated June 28, 2013 with Stephen James Smith Trust (dated 10/24/02), Tim Napoleon and Parr Brown Gee & Loveless, PC	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 2, 2013, File No. 333-141676

10.5	Amended and Restated Employment Agreement dated June 28, 2013 with John Walpuck	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 2, 2013, File No. 333-141676

10.6	Form of Amended and Restated Employment Agreement signed by Paul Summers, Steve Smith and Tim Napoleon	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 2, 2013, File No. 333-141676

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLDIGITAL HOLDINGS, INC.

August 14, 2013	By:	/s/ Paul Summers
Date		Paul Summers,
Chief Executive Officer

August 14, 2013	By:	/s/ John Walpuck
Date		John Walpuck,
Chief Operating Officer and
Chief Financial Officer

