Form 10-Q
period 2013-09-30
ALLDIGITAL HOLDINGS, INC.
filed 2013-11-12
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 333-141676

ALLDIGITAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5354797
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

220 Technology Drive Suite 100, Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2013, there were 33,231,977 shares of the registrant’s common stock issued and outstanding.

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

2

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

3

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,896,592	$462,761
Accounts receivable, net of allowance of $0 and $0	112,242	122,064
Prepaid expenses and other current assets	94,099	53,362
Total current assets	2,102,933	638,187
Property and Equipment, net	92,321	80,311
Other Assets
Deposits	11,164	11,164
Intangibles – domain names	22,000	19,750
Total assets	$2,228,418	$749,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$523,574	$520,308
Deferred revenue	689,263	347,773
Convertible notes payable	1,485,000	-
Total current liabilities	2,697,837	868,081

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none and none issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 25,444,728 and 25,440,728 issued and outstanding, respectively	25,445	25,441
Additional paid-in capital	2,433,684	2,277,132
Accumulated deficit	(2,928,548)	(2,421,242)
Total stockholders’ equity	(469,419)	(118,669)

Total liabilities and stockholders’ equity	$2,228,418	$749,412

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$959,882	$868,956	$2,998,176	$2,467,232
Cost of sales	639,039	661,165	1,857,016	1,904,140
Gross profit	320,843	207,791	1,141,160	563,092
Operating expenses
Selling, marketing, and advertising	151,685	100,588	367,525	488,121
General and administrative	446,384	339,074	1,346,407	1,167,984
Total operating expenses	598,069	439,662	1,713,932	1,656,105
Loss from operations	(277,226)	(231,871)	(572,772)	(1,093,013)

Other income (expense)
Interest income	129	213	413	1,065
Interest expense	-	(27)	-	(112)
Other income	-	195,000	66,653	195,521
Total other income (expense)	129	195,186	67,066	196,474
Loss from operations before provision for income taxes	(277,097)	(36,685)	(505,706)	(896,539)
Provision for income taxes	(800)	-	(1,600)	(2,400)
Net loss	$(277,897)	$(36,685)	$(507,306)	$(898,939)
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.04)
Basic and diluted weighted-average shares outstanding	25,444,728	25,401,054	25,444,523	25,394,195

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(507,306)	$(898,939)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39,118	29,677
Stock based compensation	155,556	181,517
Warrants issued for services	-	2,550
Changes in operating assets and liabilities:
Accounts receivable	9,822	(53,867)
Deferred costs	-	11,680
Prepaid expenses and other current assets	(40,737)	(29,921)
Deferred revenue	341,490	171,284
Accounts payable and accrued expenses	3,266	264,454
Net cash provided by (used in) operating activities	1,209	(321,565)

Cash Flows From Investing Activities
Purchase of property and equipment	(51,128)	(32,656)
Payment for intangible - domain name	(2,250)	(8,500)
Net cash used in investing activities	(53,378)	(41,156)

Cash Flows From Financing Activities
Issuance of convertible notes	1,485,000	-
Issuance of common stock	1,000	12,500
Net cash provided by financing activities	1,486,000	12,500

Net Increase (Decrease) in Cash and Cash Equivalents	1,433,831	(350,221)

Cash and Cash Equivalents – beginning of period	462,761	998,853
Cash and Cash Equivalents – end of period	$1,896,592	$648,632

Supplemental disclosures of cash flow information:
Interest paid	-	$112
Income taxes paid	1,600	$2,400

Supplemental schedule of noncash investing and financing activities:

During the nine months ended September 30, 2013 and 2012, the Company entered into no noncash transactions.

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

AllDigital, Inc. was incorporated in the State of California on August 3, 2009, with the primary purpose of providing digital broadcasting solutions dedicated to managing the complex pairing of cloud-based digital media and digital services with Internet-connected devices. AllDigital, Inc. merged with and into a subsidiary of Aftermarket Enterprises, Inc. (now known as AllDigital Holdings, Inc.) on July 29, 2011 (the “Aftermarket Merger”), and the business of Aftermarket was immediately terminated. References to the “Company”, forms of “we” and “AllDigital” in this Report generally refer to AllDigital Holdings, Inc. and its consolidated subsidiaries, including AllDigital, Inc.

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

Our ability to successfully generate future revenues is dependent on a number of factors, including: (i) the availability of capital to continue to develop, operate and maintain our proprietary AllDigital Cloud platform and services, (ii) the ability to commercialize our portfolio of digital broadcasting solutions to media and entertainment companies, enterprises, government agencies, and non profits, and (iii) our ability to attract and retain key sales, business, product development, and other personnel as our business and offerings continue to mature. We may encounter setbacks related to these activities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements in accordance with the accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the nine months ended September 30, 2013 are not indicative of the results that may be expected for the fiscal year ending December 31, 2013. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting its business. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets and liabilities that may result from the outcome of this uncertainty. The Company has to date incurred recurring losses and has accumulated losses aggregating approximately $2.9 million as of September 30, 2013. The Company’s business strategy includes attempting to increase its revenue through investing further in its product development and sales and marketing efforts, and expanding into certain international markets. The Company intends to finance this portion of its business strategy by using its current working capital resources and cash flows from operations. Management believes its cash flows from operations, together with its liquid assets will be sufficient to fund ongoing operations through at least September 30, 2014. The Company’s business strategy also includes the possibility of engaging in strategic acquisitions or otherwise taking steps to more rapidly increase its growth rates.

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

Rarely, a customer contract will include revenue arrangements that consist of multiple product and service deliverables. Such contracts are accounted for in accordance with ASC 605-25. For the Company’s multiple-element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) are probable and substantially in the control of the Company. Revenue is then allocated to each unit of accounting based on the estimated selling price determined using a hierarchy of evidence based first on Vendor-Specific Objective Evidence (“VSOE”) if it exists, based next on Third-Party Evidence (“TPE”) if VSOE does not exist, and finally, if both VSOE and TPE do not exist, based on the Company’s best estimate of selling price (“BESP”). If deliverables cannot be separated into more than one unit, then the Company does not recognize revenue until all deliverables have been delivered and accepted.

Accounts Receivable

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $0 at September 30, 2013 and December 31, 2012. The Company generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development contracts to facilitate its working capital needs.

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

At September 30, 2013, the Company had 3,892,274 warrants and 6,059,583 options that could potentially dilute the number of shares outstanding. At September 30, 2012, the Company had 3,892,274 warrants and 4,616,000 options that could potentially dilute the number of shares outstanding. At September 30, 2013, the amount owed under the Company’s convertible promissory notes was convertible into approximately 7,787,249 shares of common stock, which shares could potentially dilute the number of shares outstanding. These instruments were excluded from the computation of the diluted loss per share as their impact is anti-dilutive.

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

Assets subject to this classification at September 30, 2013, and December 31, 2012, were cash and cash equivalents and are considered Level 1 assets.

For certain of the Company’s financial instruments, including accounts receivable, prepaid expenses, and accounts payable, the carrying amounts approximate fair value due to their short maturities. The carrying amount of the Company’s notes payable approximates fair value based on prevailing interest rates.

Income Taxes

We account for income taxes in accordance with ASC 740-10, Income Taxes. We recognize deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. We record a valuation allowance related to a deferred tax asset when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates at the date of enactment.

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

Impairment of Long-Lived and Intangible Assets

The Company accounts for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the Company may not recover the carrying amount of an asset. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, the Company recognizes an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. The Company had no impairment charges during the nine months ended September 30, 2013 and 2012.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
	(unaudited)

Furniture and fixtures	$13,568	$11,618
Computer equipment	129,950	80,771
Software	45,832	45,833
Signs	2,050	2,050
Less accumulated depreciation and amortization	(99,079)	(59,961)

	$92,321	$80,311

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
	(unaudited)

Accounts payable	$314,235	$252,793
Accrued personnel costs	137,960	155,243
Accrued professional fees	9,050	45,847
Other	62,329	66,425

	$523,574	$520,308

NOTE 5 - LEASE OBLIGATIONS

On October 10, 2011, the Company entered into a five-year Lease Agreement for the lease of office space at 220 Technology Drive, Suite 100, Irvine, California, 92618, which is used as corporate offices effective January 1, 2012. The lease commenced on January 1, 2012, and terminates on December 31, 2016. On November 18, 2011, the lease of office space at 220 Technology Drive Suite 100, Irvine, California 92618 was modified from a five year term to a three year term. All other terms of the October 10, 2011 lease agreement remain the same. Pursuant to the terms of the lease, monthly rent paid will be $10,297 in year one, $10,504 in year two, and $10,717 in year three. Rent expense for the nine months ended September 30, 2013 and 2012 was $145,472 and $138,025, respectively.

The Company has entered into the following leases:

Effective Date	Term	Purpose	Monthly lease
May 1, 2011	Three years	Computer servers	$423
June 1, 2011	Three years	Computer servers	$892
October 4, 2011	Three years	Computer servers	$902
December 21, 2011	Three years	Phone system	$940
February 14, 2012	Three years	Computer servers	$767
May 4, 2012	Three years	Computer servers	$921
October 15, 2012	Three years	Computer servers	$334

Future minimum lease payments under operating leases at September 30, 2013 are:

Year ended
September 30,

2014	$184,441
2015	$48,407
2016	$167
Total	$233,015

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

As of September 30, 2013, there were no shares of preferred stock issued.

Common Stock

50,000 shares of common stock were issued in September 2012 upon the exercise of stock options. 4,000 shares of common stock were issued in January 2013 upon the exercise of stock options.

Stock Options

On July 28, 2011, AllDigital adopted, and in the Aftermarket Merger, the Company assumed the 2011 Stock Option and Incentive Plan (the “Plan”) for directors, employees, consultants and other persons acting on behalf of the Company, under which 4,500,000 shares of common stock were authorized for issuance. Options granted under the Plan vest on the date of grant, over a fixed period of time, or upon the occurrence of certain events and have a contractual term of up to ten years. Effective January 3, 2012, a majority of shareholders approved an increase in the number of shares authorized from 4,500,000 to 8,500,000.

During the nine months ended September 30, 2013, the Company issued 1,857,500 options under the Plan to certain employees, 4,000 options were exercised, and 403,917 options were forfeited by employees who resigned from the Company. At September 30, 2013, there were 6,059,583 total options outstanding. In relation to 1,200,000 options of the 1,857,500 issued, two officers have agreed to give back to the Company 1,200,000 shares of common stock so that there will be no dilutive effect to the Company. Such shares have not been returned to the Company as of the date of this report.

As of September 30, 2013, there were 2,386,417 shares of common stock available for grant under the Plan.

A summary of the status of the options granted is as follows:

	Shares	Weighted average exercise price	Weighted Average remaining contractual term - years	Aggregate intrinsic value

Outstanding, December 31, 2012	4,610,000	$0.26	8.70
Granted	1,857,500	$0.14	9.71
Exercised	(4,000)	$0.25	-
Forfeited	(403,917)	$0.32	-	-
Outstanding, September 30, 2013	6,059,583	$0.22	8.47	-
Exercisable: September 30, 2013	2,887,951	$0.25	7.91	-

At September 30, 2013, 2,887,951 options had vested and 3,171,632 options are expected to vest in the future.

As of September 30, 2013, there was $507,066 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining weighted-average vesting period of 2.31 years. The total fair value of options vested during the nine months ended September 30, 2013 was $155,556. The aggregate intrinsic value of the options expected to vest in the future was $99,940 .

Stock-based compensation expense for the nine months ended September 30, 2013 and 2012 was $155,556 and $181,517, respectively.

The fair value of the options granted by AllDigital Holdings, Inc., for the nine months ended September 30, 2013 and 2012 is estimated at $259,395 and $421,050, respectively.

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

	Period Ended
	September 30, 2013	December 31, 2012
Dividend yield	—	—
Risk-free interest rate	1.49% to 2.65%	1.49% to 2.00%
Volatility	196%	196%
Expected life (in years)	6.5	6 – 6.5
Weighted average grant date fair value per share of options granted	$0.13	$0.41

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on the U.S. Treasury bond.

Volatility is estimated based on comparable companies in the industry.

Warrants

A summary of the status of the warrants granted is as follows:

	Shares	Weighted- average exercise price

Outstanding – December 31, 2012	3,892,274	$0.49
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding – September 30, 2013	3,892,274	$0.49

Exercisable – September 30, 2013	3,892,274	$0.49

The following table summarizes information about warrants outstanding at September 30, 2013:

Outstanding				Exercisable
Range of exercise prices	Number of warrants outstanding	Weighted-average remaining contractual life (in years)	Weighted- average exercise price	Number of warrants exercisable	Weighted- average exercise price
$0.25	150,000	3.16	$0.25	150,000	$0.25
$0.275	60,000	3.08	$0.275	60,000	$0.275
$0.50	3,682,274	1.18	$0.50	3,682,274	$0.50
$0.25 - $0.50	3,892,274	1.28	$0.49	3,892,274	$0.49

NOTE 7 - INCOME TAXES

The Company establishes a valuation allowance when it is more likely than not that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of September 30, 2013 and December 31, 2012, the valuation allowance for deferred tax assets totaled approximately $726,000 and $591,000, respectively. For the nine months ended September 30, 2013, the increase in the valuation allowance was $135,000.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of September 30, 2013, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1.7 million and $1.6 million, respectively, which expire through 2033. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

The Company has not recognized any liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2013 and December 31, 2012, the Company had no accrual for the payment of interest or penalties. All years for which income tax returns have been prepared are subject to examination.

NOTE 8 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Convertible Promissory Notes

In August and September, 2013, the Company sold an aggregate of $1,485,000 in convertible promissory notes (the “Notes”) to individual and institutional investors. The Notes bear interest at a rate of 9% per annum from and after December 1, 2013. They are due on August 1, 2014, provided that absent an event of default, the notes will automatically convert into shares of common stock of the Company or Broadcast International Inc. (“Broadcast”) prior to that date.

The Notes provide that if the proposed merger with Broadcast (the “Merger”) pursuant to the Agreement and Plan of Merger and Reorganization dated January 6, 2013, as amended (the Merger Agreement”) closes prior to November 30, 2013, amounts owed under the Notes automatically convert into shares of common stock of Broadcast at a conversion price equal to the lesser of (a) the lowest price per share at which Broadcast common stock is sold in an offering of capital stock for cash by Broadcast that closes, or in which firm commitments are received, on or about the closing date of the Merger, and (b) the quotient of (i) $15,000,000, divided by (ii) the number of shares of Broadcast common stock issued and outstanding immediately following the Merger closing (assuming the exercise or conversion of all options or warrants to purchase, and all instruments convertible into, Broadcast common stock, other than the Notes and related agreements). Broadcast is a party to the Notes in order to facilitate these conversion provisions.

The Notes provide that upon the early to occur of (a) November 30, 2013, if the Merger has not closed, or (b) the termination of the Merger Agreement (such earlier date, the “Merger Termination Date”), amounts owed under the Notes automatically convert into shares of common stock of AllDigital at a conversion price equal to the lesser of (i) the lowest price per share at which AllDigital’s common stock is sold in an offering of capital stock for cash by AllDigital that closes, or in which firm commitments are received, after the date of the Notes and prior to the Merger Termination Date, and (ii) the quotient of (A) $6,750,000, divided by (B) number of shares of common stock of AllDigital issued and outstanding on the Merger Termination Date (assuming the exercise or conversion of all options or warrants to purchase, and all instruments convertible into, AllDigital common stock, other than the Notes and agreements on substantially similar terms).

The Merger Termination Date occurred on November 4, 2013 as a result of a termination of the Merger Agreement prior to closing and, as a result, 7,787,249 shares of common stock became issuable under the terms of the Notes.

The Company evaluated the embedded conversion feature of the convertible promissory notes pursuant to ASC 470, “Debt”, ASC 480, “Distinguishing Liabilities from Equity”, and ASC 815, “Derivatives and Hedging”. In performing this evaluation, the Company determined that the embedded conversion feature did not meet the criteria of a derivative liability pursuant to ASC 815, as such the conversion feature was not bifurcated. In addition, the conversion feature was not assessed to be beneficial, as such there was no note discount recorded on the accompanying financial statements.

Major Customers

At September 30, 2013 and December 31, 2012, three and three customers accounted for 75% and 82% of the outstanding accounts receivable, respectively.

For the three months ended September 30, 2013 and 2012, four and four customers accounted for 84% and 79% of total revenue, respectively.

For the nine months ended September 30, 2013 and 2012, four and three customers accounted for 71% and 66% of total revenue, respectively.

Major Vendors

At September 30, 2013 and December 31, 2012, three and four vendors accounted for 69% and 85% of the outstanding accounts payable, respectively.

For the three months ended September 30, 2013 and 2012, four and five vendors accounted for 57% and 85% of total purchases, respectively.

For the nine months ended September 30, 2013 and 2012, four and four vendors accounted for 67% and 79% of total purchases, respectively.

Concentrations of Credit Risk

Financial instruments that may subject the Company to credit risk include uninsured cash-in-bank balances. The Company places its cash with high quality financial institutions located in Southern California. From time to time, such balances exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash balances. As of September 30, 2013, the Company’s uninsured cash was $1,646,592.

Plan of Merger and Reorganization

On January 6, 2013, we entered into the Merger Agreement with Broadcast and Alta Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Broadcast International (“Merger Sub”). On April 19, 2013, we entered into a First Amendment to Agreement and Plan of Merger with Broadcast and Merger Sub.

On June 30, 2013, we entered into a Second Amendment to Agreement and Plan of Merger with Broadcast and Merger Sub, and on August 26, 2013, we entered into a Third Amendment to Agreement and Plan of Merger with Broadcast and Merger Sub. On November 4, 2013, each of Broadcast and AllDigital delivered written notice terminating the Merger Agreement.

NOTE 9 – SEGMENT INFORMATION

The Company currently operates in one business segment, digital media services. All fixed assets are located at the Company’s headquarters and data centers located in the United States. All sales for the nine months ended September 30, 2013 were in the United States and Canada.

NOTE 10 - SUBSEQUENT EVENTS

On November 4, 2013, each of Broadcast and AllDigital delivered written notice terminating the Merger Agreement referred to above in Note 8, and as a result, 7,787,249 shares of common stock became issuable under the terms of the Notes..

On October 8, 2013, the Company entered into a lease agreement for computing equipment, with a monthly lease payment due of $4,595 each month for an initial lease term of 36 months.

On October 28, 2013, the Company issued an aggregate of 100,000 options to an employee.

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

Certain Defined Terms

In this Report, we use certain technical terms to describe our business, which terms are important to an understanding of our business, including the following:

●	“Apps” are software applications that operate on a Device, and which can act as the front-end of a remotely hosted, cloud-based Digital Service.

●	“Devices” are Internet-connected devices, including without limitation smartphones, tablet computers, desktop and laptop computers, gaming consoles, digital televisions, home theatre systems, streaming players, “smart” appliances, and digital signage.

●	“Digital Broadcasting Workflow” is a series of interconnected processes to ingest, store, prepare, secure, manage, monetize, convert and distribute live media feeds and video-on-demand assets, as well as real-time data and other information to and from Apps on Devices.

●	“Digital Services” are remotely hosted, cloud-based software applications intended for use on, inter activity with, and the delivery of digital media to or from, one or more Devices, through a Digital Broadcasting Workflow. Examples of well-known Digital Services include NetFlix’s Movies On-Demand, Hulu, Pandora Radio, Instagram, Twitter, MLB.com, Match.com, Pinterest, and Facebook.

●	“Pairing” is the process of setting-up, managing and maintaining the ongoing data exchange between a Digital Service and a Device through the applicable Digital Broadcasting Workflow. Pairing includes not only the initial process of ensuring the compatibility of the Digital Service with one or more Devices operating on one or more Device platforms, but may also include any or all of the following:

●	Managing various elements of and processes related to the ongoing data exchange between a Digital Service and a Device, including Device compatibility, security, quality of service, data and signal flows, and dynamic updates;

●	Applying business rules (e.g., subscriber eligibility and authentication) and processing to live media feeds, video-on-demand (e.g., converting master video files into formats compatible with the target Devices), real-time data and other data assets, and Digital Services; and

●	Acting as the origin for data exchange between the Digital Services, through the Digital Broadcasting Workflow, to the Devices.

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

Key Opportunities

Results of Operations – Three Months Ended September 30, 2013 and 2012

The following discussions are based on the consolidated balance sheets as September 30, 2013 (unaudited) and December 31, 2012 and statement of operations for the three months ended September 30, 2013 and 2012 (unaudited) and notes thereto.

The tables presented below, which compare AllDigital’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

Three Months Ended September 30, 2013(Unaudited) Compared to Three Months Ended September 30, 2012 (Unaudited)

	For the three months ended September 30,		Dollar variance favorable	% variance favorable
	2013	2012	(unfavorable)	(unfavorable)
Net sales	$959,882	$868,956	$90,926	10.5%
Cost of sales	639,039	661,165	22,126	3.3
Gross profit	320,843	207,791	113,052	54.4

Operating expenses
Selling, marketing and advertising	151,685	100,588	(51,097)	(50.8)
General and administrative	446,384	339,074	(107,310)	(31.6)
Total operating expenses	598,069	439,662	(158,407)	(36.0)

Loss from operations	(277,226)	(231,871)	(45,355)	(19.6)

Other income (expense)
Interest income	129	213	(84)	(39.4)
Interest expense	-	(27)	27	100.0
Other income	-	195,000	(195,000)	(100.0)
Total other income (expense)	129	195,186	(195,057)	(99.9)

Loss before provision for income taxes	(277,097)	(36,685)	(240,412)	(655.3)
Provision for income taxes	(800)	-	(800)	-
Net loss	$(277,897)	$(36,685)	$(241,212)	(657.5)%

Net Sales. Net sales increased by $90,926 or 10% in the third quarter of 2013 compared to the third quarter of 2012, reflecting the combined effect of due to$3,620 increase in non-recurring projects revenue, and a $87,305 increase in recurring monthly maintenance and support contracts with new and existing customers.

Gross Profit. Gross profit increased by $113,052, or 54%, in the third quarter of 2013 compared to the third quarter of 2012. The increase in gross profit resulted from an increase of $90,926 in net sales,added to an overall decrease in the cost of sales. This decrease was due to the combined effects of a $73,911 decrease in salaries and related expenses, a decrease of $4,459 in travel, and a decrease of $10,265 in other costs of sales. Offsetting was the increase of $66,510 in 3rd party contracted resources for new engineering and software development resources for current and upcoming projects.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased by $51,097, or 51%, in the third quarter of 2013 compared to the third quarter of 2012. The increase resulted from increases of $27,739 in salary and payroll related expenses, primarily due to additional employees in 2013 as compared to 2012, $8,778 in consultants and outside services, $5,527 in advertising, and $9,286 in business travel and conference participation.

General and Administrative Expenses. General and Administrative expenses increased by $107,310 or 32%, in the third quarter of 2013 compared to the third quarter of 2012. The increase was primarily due to increases of $40,450 in salary and payroll related expenses, $11,797 in legal expense, $26,910 in accounting professional fees, $8,273 in business insurance expense, and $6,380 in public reporting expense. Depreciation expense, largely for computing equipment, increased by $4,530.

Other Income. Other income was $0 in the third quarter of 2013 compared to $195,000 in the third quarter of 2012, the result of a settlement with a former customer.

Results of Operations – Nine Months Ended September 30, 2013 and 2012

The following discussions are based on the consolidated balance sheets as September 30, 2013 (unaudited) and December 31, 2012 and statement of operations for the nine months ended September 30, 2013 and 2012 (unaudited) and notes thereto.

The tables presented below, which compare AllDigital’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

Nine Months Ended September 30, 2013 (Unaudited) Compared to Nine Months Ended September 30, 2012 (Unaudited)

	For the nine months ended September 30,		Dollar variance favorable	% variance favorable
	2013	2012	(unfavorable)	(unfavorable)
Net sales	$2,998,176	$2,467,232	$530,944	21.5%
Cost of sales	1,857,016	1,904,140	47,124	2.5
Gross profit	1,141,160	563,092	578,068	102.7

Operating expenses
Selling, marketing and advertising	367,525	488,121	120,596	24.7
General and administrative	1,346,407	1,167,984	(178,423)	(15.3)
Total operating expenses	1,713,932	1,656,105	(57,827)	(3.5)

Loss from operations	(572,772)	(1,093,013)	520,241	47.6

Other income (expense)
Interest income	413	1065	(652)	(61.2)
Interest expense	-	(112)	112	100.0
Other income	66,653	195,521	(128,868)	(65.9)
Total other income (expense)	67,066	196,474	(129,408)	(65.9)

Loss before provision for income taxes	(505,706)	(896,539)	390,833	43.6
Provision for income taxes	(1,600)	(2,400)	800	-
Net loss	$(507,306)	$(898,939)	$391,633	43.6%

Net Sales. Net sales increased by $530,944, or 22% in the first nine months of 2013 compared to the first nine months of 2012, due to $349,993 increase in revenue from non-recurring projects with new and existing customers, and $171,201 in recurring monthly contracts with new and existing customers.

Gross Profit. Gross profit increased by $578,068, or 103%, in the first nine months of 2013 compared to the first nine months of 2012. The increase in gross profit resulted from an increase of $530,944 in net sales and a decrease of $28,573 in salary and payroll related expenses, together with a decrease of $37,097 in 3rd party contracted resources for current and upcoming projects. Increases experienced were $16,507 for travel, $7,168 for operating leases, and $8,373 for licenses. Remaining other costs of sales decreased by $13,500.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $120,596, or 25%, in the first nine months of 2013 compared to the first nine months of 2012. The decrease resulted primarily from decreases of $105,438 in salary and payroll related expenses, primarily due to three fewer employees in 2013 prior to July, as compared to 2012. Other decreases were $18,533 in advertising expense, and $8,732 in other selling expenses. Offsetting these were$1,684 in travel and conference expense, and$10,423 in consultants and outside services expenses.

General and Administrative Expenses. General and Administrative expenses increased by $178,423, or 15%, in the first nine months of 2013 compared to the first nine months of 2012. The increase was primarily due to increases of $110,478 in salary and payroll related expenses, $62,181 in legal expense, $25,480 in business insurance, $15,031 in travel expense, $13,061 in public reporting expense, $27,373 in accounting professional fees, and $10,386 in depreciation and amortization expense. Offseting these increases partially, were decreases of $34,072 in bad debt expense, $26,790 in consultants and outside services, $32,393 in software maintenance and support, and $16,053 in equipment expense.

Other Income. Other income was $66,653 in the first nine months of 2013 compared to $195,521 in the first nine months of 2012. The 2013 amount was the result of a settlement with a former customer, while $195,521 was the result of a settlement with another former customer.

Liquidity and Capital Resources

As of September 30, 2013, we had current assets of $2,102,933, including $1,896,592 in cash and cash equivalents. As of December 31, 2012, we had current assets of $638,187, including $462,761 in cash and cash equivalents.

Cash increased $1,433,831 from $462,761 at December 31, 2012 to $1,896,592 at September 30, 2013, due primarily to the issuance of $1,485,000 in convertible notes. Net cash provided by operating activities of $1,209 in the first nine months of 2013 included non-cash expenses during the period of $155,556 for stock based compensation, and $39,118 for depreciation and amortization. Net cash provided by operating activities also included increases of $341,490 in deferred revenue, $3,266 in accounts payable and accrued expenses, and a decrease in accounts receivable of $9,822, and an increase of $40,737 in prepaid expenses and other current assets, offset by a $507,306 operating loss. Net cash used in operating activities was $321,565 for the nine months ended September 30, 2012.

$51,128 and $2,250 of cash was used in investing activities in the first nine months of 2013 for the purchase of computer equipment and a domain name purchase, respectively. $41,156 of cash was used in investing activities in the first nine months of 2012. $32,656 was used for the purchase of furniture, computer equipment and building signs and $8,500 was used for the purchase of a domain name.$1,486,000 in cash was provided by financing activities in the first nine months of 2013, largely due to the convertible note issued for $1,485,000, with $1,000 also provided as 4,000 common stock options were exercised by a former employee in the first quarter of 2013. $12,500 in cash was provided by financing activities in the first nine months of 2012, as 50,000 common stock options were exercised by a former employee in the third quarter.

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

We generated negative cash flows from operations during the year ended December 31, 2012, have a working capital deficiency at September 30, 2013 and have limited cash. If we continue to use cash in our operations, we will need to raise capital. Given our early stage of operations, we do not expect that bank or other institutional debt financing will be available. We expect that any capital we raise will be through the issuance of equity securities, warrants or similar securities. We have no commitments from any parties to provide capital and may not be able to raise capital on reasonable terms, or at all. If we need, and are unable to raise capital, we will be required to significantly curtail our marketing efforts and may be required to cease operations.

We will be unable to implement our business plan if we cannot raise sufficient capital and may be required to pay a high price for capital.

We had current assets of $2,102,933 and current liabilities of $2,697,837, for negative net working capital of $594,904, as of September 30, 2013. We will need to obtain additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

The platform architecture and data tracking technology underlying our AllDigital Cloud platform, broadcasting network services, and cloud services software tools and back-end services is complex and includes software and code used to generate customer invoices. This software and code is either developed internally or licensed from third parties. Any of the system architecture, system administration, software or code may contain errors, or may be implemented or interpreted incorrectly, particularly when they are first introduced or when new versions or enhancements to our tools and services are released. In addition, with respect to certain usage-based billing, the data used to bill the customer for usage is an estimate, based upon complex formulas or algorithms. We or the customer may subsequently believe that such formulas or algorithms overstate or understate actual usage. In any such case, a design or application error could cause over billing or under-billing of our customers, which may:

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

Our continued growth could be adversely affected by the loss of one or more key customers.

Through the nine months ending September 30, 2013, AllDigital’s four largest billing relationships accounted for approximately 71% of its total revenues. Our agreements with certain of these key customers and/or partners expire in any given year unless renewed by the customer and/or partner, are terminable at any time upon short-term notice, or are otherwise generally terminable during 2013 or 2014. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

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

Since AllDigital began operations in 2009, we have invested significant time and expense towards developing our platform, products, technology and services in order to capitalize on current market opportunities. We intend to increase our operating expenses and capital expenditures in order to expand our market presence, and as a result, we may incur substantial operating and net losses in the foreseeable future. There can be no assurance that we will achieve or sustain profitability or positive cash flow from our operations.

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

Our technology, products, platform, and services are highly complex and are designed to operate in and across data centers, numerous large and complex networks, and other elements of the Digital Broadcasting Workflow that we do not own or control. From time to time, we have needed to correct errors and defects in our software, as well as reconfigure and/or replace malfunctioning hardware operating Company and/or 3rd party software and systems, among other matters. In the future, there may be additional errors and defects in our software and other issues and matters that may adversely affect our services. We may not have in place adequate quality assurance or operational procedures to ensure that we detect errors in our software or data center or network operations in a timely manner. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified, or if there are unidentified errors that allow persons to improperly access our services, we could experience loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers.

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

We do not have sufficient capital to engage in material research and development, which may harm our long-term growth.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

(a) Based on their evaluation as of September 30, 2013, which is the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

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

Except as previously disclosed, none.

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

ALLDIGITAL HOLDINGS, INC.

November 12, 2013	By:	/s/ Paul Summers
Date		Paul Summers,
Chief Executive Officer

November 12, 2013		/s/ Paul Summers
Date		Paul Summers,
Principal Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith

3.1	Amended and Restated Bylaws	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 2, 2013, File No. 333-141676

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Principal Accounting Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Principal Financial and Principal Accounting Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

