Form 10-K
period 2013-12-31
ALLDIGITAL HOLDINGS, INC.
filed 2014-03-31
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number: 333-141676

ALLDIGITAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5354797
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

220 Technology Drive, Suite 100 Irvine, California 92618
(Address of principal executive offices) (Zip Code)

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES [  ] NO [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $740,946 as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has no non-voting common equity.

As of March 26, 2014, the registrant had 35,631,977 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

PART I

Item 1. Business

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

Certain Technical Terms

In this Report, we use certain technical terms to describe our business, which terms are important to an understanding of our business, including the following:

●	“Apps” are software applications that operate on a device, and which can act as the front-end of a remotely hosted, cloud-based digital service.

●	“Content Management System” (“CMS”) is a Software as a Service (“SaaS”) platform that allows for the management of digital media assets, data exchange with digital services and data management.

●	“devices” are Internet-connected devices, including without limitation smartphones, tablet computers, desktop and laptop computers, gaming consoles, digital televisions, home theatre systems, streaming players, “smart” appliances and digital signage.

●	“digital broadcasting workflow” is a series of interconnected processes to ingest, store, prepare, secure, manage, monetize, convert and distribute live media feeds and video-on-demand and pay-per-view assets, as well as real-time data and other information to and from Apps on devices.

●	“digital services” are hosted, cloud-based software applications intended for use on, interactivity with, and the delivery of digital media to or from, one or more devices, through a digital broadcasting workflow. Examples of well-known digital services include NetFlix’s Movies On-Demand, Hulu, Pandora Radio, Instagram, Twitter, MLB.com, Match.com, Pinterest and Facebook.

●	“pairing” is the process of setting-up, managing and maintaining the ongoing data exchange between a digital service and a device through the applicable digital broadcasting workflow. Pairing includes not only the initial process of ensuring the compatibility of the digital service with one or more devices operating on one or more device platforms, but may also include any or all of the following:

●	Managing various elements of and processes related to the ongoing data exchange between a digital service and a device, including device compatibility, security, quality of service, data and signal flows, and dynamic updates;

●	Applying business rules (e.g., subscriber eligibility and authentication) and processing to live media feeds, video-on-demand (e.g., converting master video files into formats compatible with the target devices), real-time data and other data assets, and digital services; and

●	Acting as the origin for data exchange between the digital services, through the digital broadcasting workflow, to the devices.

General Overview

We provide digital broadcasting solutions. Our digital broadcasting solutions consist of the technology and related services required to develop, operate and support a variety of App and digital service implementations, through a digital broadcasting workflow, across a large and diverse market of devices. Our business model targets a variety of organizations and existing providers of digital services, such as media and entertainment companies, enterprises, government agencies, and nonprofits.

There are a number of technical, financial, personnel, and management challenges for media and entertainment companies, enterprises, and organizations wanting to successfully develop, operate and support a digital service through a digital broadcasting workflow to target devices. As demand continues to increase from both end-users and their devices requiring growing amounts of cloud-based digital media, data processing, services, and quality of service levels, we believe that these challenges will similarly increase.

Our CMS platform currently branded as “AllDigital Cloud” addresses a significant number of these challenges. AllDigital Cloud is a unified digital broadcasting and cloud services platform. It is dedicated to ingesting, storing, preparing, securing, managing, monetizing, converting and distributing digital media and other forms of data across devices. AllDigital Cloud enables and supports a variety of complex digital broadcasting workflow and digital service implementations. It also maximizes the performance of, and offers significant scale and pricing advantages related to, the cloud-based storage, cloud processing and origin transit of digital media to and from devices.

General Outlook

We expect that the need for digital broadcasting solutions will accelerate significantly over the next 2-3 years, which acceleration we anticipate will be driven by the convergence of the following two key market dynamics: (i) the market for devices is substantial and rapidly growing and (ii) digital services are increasingly critical to enterprise core business applications, are implemented to achieve a wide variety of objectives, and are rapidly proliferating. We believe that the growth of the digital services market will not be sustainable, however, without the creation of third party service providers that offer the digital broadcasting solutions required to successfully develop, operate and support digital services to a large and diverse market of devices.

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

Termination of Broadcast Merger

On January 6, 2013, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Broadcast International, Inc., a Utah corporation (“Broadcast”) and Alta Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Broadcast International (“Merger Sub”). On November 4, 2013, the Merger Agreement was terminated. Broadcast sent notice of termination without cause following the occurrence of the October 31, 2013 “end date” without a closing having occurred. We rejected the purported termination under this provision, which cannot be used by a party whose breaches and failures cause the merger contemplated by the Merger Agreement not to close by end date. We then sent a notice terminating the Merger Agreement for cause due to Broadcast’s breach of the non-solicitation covenants in the Merger Agreement, which we believe triggers a termination fee of $100,000 and 4% of the equity of Broadcast on a non-diluted basis, and due to various other misrepresentations and breaches. We have reserved the right to pursue damages for breach, in addition to any applicable termination fee, from Broadcast.

Market Opportunity

Industry analysts have predicted that, over the next few years, potentially several hundred thousand different Apps will be developed that enable new and innovative functionality to a growing universe of devices. The creators and providers of these Apps, many of which will act as the front-end of a digital service, will come from a number of different market segments. These market segments, representing our existing and target customers, include:

●	Media and entertainment companies;

●	Enterprises (i.e., small, medium and Fortune 500 corporations);

●	Educational institutions;

●	Interactive gaming companies;

●	Government / non-profit organizations;

●	Faith-based organizations; and

●	Hardware manufacturers and software providers.

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

Developing, operating and supporting a successful digital service through a digital broadcasting workflow presents a series of challenges for any organization. The financial, personnel, management and technical challenges generally involve investing in, project managing and integrating a combination of complex, proprietary, incompatible, and costly software and equipment, across multiple vendor solutions. Successfully developing, operating and supporting a digital service across a set of target devices will generally require: hiring a team of specialized software engineers and other personnel; procuring the broadcasting, data management, and networking software and equipment required; and a combination or all of the following technical challenges:

●	Managing various elements of and processes related to the high-speed and ongoing data exchange between a digital service and a device, including device compatibility, security requirements, high levels of quality of service, data and signal flows, and dynamic updates;

●	Applying real-time business rules (e.g., subscriber eligibility and authentication) and processing to live media feeds, video-on-demand (e.g., converting master video files into formats compatible with the target devices), real-time data and other data assets, and digital services;

●	Acting as the origin for data exchange between the digital service and target devices in a rapid and cost-effective manner across multiple transport partners;

●	Procuring and managing a series of integrated, cost-effective and scalable cloud-based services, through a cloud services platform that enables and supports the storage, processing (e.g., encoding, transcoding), and transit of digital services to a diverse market of devices;

●	Developing and managing a cloud-based services platform that supports a range of Digital Media delivery formats and protocols, including: H.264/AAC, HTTP Dynamic Streaming (HDS), HTTP Live Streaming (HLS), Real-Time Messaging Protocol (RTMP), and Progressive;

●	Developing and managing a digital broadcasting platform that provides data processing, content and channel management, business logic, and publishing capabilities between broadcasting endpoints (i.e., devices), as well as the cloud services and back-end business systems (e.g., account and user management) supporting the digital service, which platform should include the following services: channel ingest, mapping and metadata; user, account, and eligibility entitlements; digital media and data management and transformation; pairing and publishing digital media to eligible and authenticated subscribers/users; and application processing interface (“API”) management;

●	Rapidly resolving any of a series of service incidents that could “break” one or more of the App(s) and/or materially adversely affect the functioning of the digital service, such as: operating system updates, software bugs and patches, problems with upstream vendor systems and/or source feeds, or other incidents anywhere within the digital broadcasting workflow; and

●	Managing complex user and device entitlements (e.g., conditional access, tokenization, policy management modules, types of encryption, digital rights management) to restrict access to content to authenticated subscribers/users of a digital service, across targeted device types and operating system platforms, in accordance with customer or media and entertainment studio requirements.

Designing and developing the App that supports the digital service on the target device types and platforms is another significant challenge. Device manufacturers currently operate in a highly competitive marketplace where devices based on many different operating systems (e.g., Apple OS / iOS, Windows / RT, Google Android, Blackberry and others) compete for market share. Many of the operating systems powering these devices have different or incompatible features such as user interface standards, security protocols, audio / video decoders, embedded services and screen resolutions. In addition, the complexity of operating system differences is compounded as they occur over four fundamentally different device platforms (i.e., mobile, desktop, gaming and digital television), causing the barriers to successfully develop, operate and support a cross-platform digital service to increase significantly. New connected device platforms are also emerging as viable platforms for Apps including wearables (such as Google Glass and “smart” watches), automobiles, robotics, toys, and interactive public advertising).

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

We were founded to enable our customers to outsource the complex processes of developing, operating and supporting digital services on a large and diverse market of devices, through digital broadcasting workflows, to a trusted, third party service provider.

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

We expect that the need for digital broadcasting solutions will continue to accelerate significantly over the next 2-3 years, which we anticipate will be driven by the convergence of the following key market dynamics:

The market for devices is substantial and rapidly growing

●	According to EE Times, by the end of 2014, more than 6 billion devices will be connected to the Internet.

●	According to Forbes, analysts are predicting that connected devices worldwide could top 50 billion in the next ten years.

●	According to Digital TV Research, the estimated number of TVs connected to the Internet exceeded 300 million and is expected to exceed 750 million by 2018.

●	According to Google, there have been over 900 million Android device activations.

●	According to Apple, Inc.: more than 700 million iOS devices (iPhones, iPod Touches, and iPads) have been sold through 2013

●	Juniper Research predicts that Mobile Smart Wearable Devices will be a $19 Billion industry by 2018.

Digital services are increasingly critical to enterprise core business applications, are implemented to achieve a wide variety of objectives, and are rapidly proliferating.

●	According to Cisco, mobile video traffic exceeded 50 percent of traffic for the first time in 2012. Mobile video traffic was 53 percent of traffic by the end of 2013.

●	In addition, Cisco has reported that Global mobile data traffic grew 81 percent in 2013, reaching 1.5 exabytes per month at the end of 2013, up from 820 petabytes per month at the end of 2012.

●	According to a recent study conducted by The Diffusion Group – a collection of research analysts and industry advisors who study the way consumers interact with entertainment services and technologies. This year, a little greater than 60% of U.S. households with broadband service have at least one television connected to the Internet. Last year, that number was 53 percent.

●	According to Facebook, they now have over 1.19 billion monthly average users.

●	A number of emerging digital services, such as SnapChat, are also experiencing rapid growth. According to Business Insider, Snapchat has about 60 million total installs, making it larger than Instagram when it sold to Facebook for $1 billion. Of those 60 million installs, Snapchat has about 30 million monthly active users. SnapChat was founded in 2011.

We expect that digital services will continue to proliferate as media and entertainment companies, individual media brands, commercial enterprises, government agencies, nonprofits, and entrepreneurs continue to create new applications for, and subsequently develop and launch a wide variety of digital services.

Over the past few years, certain of our target customers have attempted to address digital service and digital broadcasting workflow initiatives through: custom software development projects with companies like AllDigital; establishing new internal departments (i.e., cost centers); reorganizing or temporarily assigning internal personnel on a project basis; or a hybrid approach of the foregoing. We believe that these approaches generally do not harness the cost efficiencies, economies of scale, development and integration time, and performance benefits, related to working with a vendor dedicated to providing digital broadcasting solutions for numerous clients, however. As the total investment required, technical complexity and other challenges of successfully developing, operating and maintaining a digital service continue to grow, we believe these considerations must be increasingly addressed. We also believe the growth of the digital services market will not be sustainable without the creation of trusted third party providers of digital broadcasting solutions.

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

Education: Community colleges, universities and other educational organizations can expand upon current course offerings with live or recorded audio and video webcasting. Many of these institutions are already equipped with wireless broadband access and have an Internet savvy student population. Internet-based digital broadcasting allows educational institutions to give students and teachers access to classes whenever and wherever they want. We believe that dedicated online services that enable teaching to those who are remotely located or physically disabled (such as an Amazon “Kindle” for education) could benefit greatly from our products and services. For example, using our publishing features and capabilities, educators could use our platform to bring needed revenue to their learning institutions.

Interactive Gaming: Interactive gaming has become increasingly popular, with many new computer games offering online functionality that enables players to interact with other players, play against other players over the Internet, or stream or download new scenes or worlds for their games. Each of these applications is a digital service. This includes the availability of games on a growing number of device platforms.

Enterprise/Government/Nonprofit. While consumer adoption of digital service applications and business models has already seen significant growth, many corporations, government agencies and nonprofits appear to be at the early stages of a similar paradigm shift. For example, companies are seeking new and creative ways to cut travel costs by offering live, high-quality, reliable, and secure corporate training on devices. Corporate communications such as presentations, public relations campaigns, quarterly earnings reports or company news, are also frequently being delivered broadly to and managed through multiple devices. Secure voting and polling among international employees is another example of a digital service application. As companies develop and launch unique and successful digital services, we believe that this target market will provide significant growth opportunities. Government agencies for example may want to develop and implement digital service applications for streaming military training and time sensitive news videos to military bases and troop deployments globally, which could also result in significant cost savings.

Faith-Based Organizations. Digital broadcasting to devices or digital service applications have also seen penetration and growth within a variety of faith-based organizations such as churches and ministries, as well as affiliate organizations and service providers dedicated to supporting their missions. Live broadcasts and on-demand re-broadcasts of various forms of video and audio content, including online libraries of worship services, specialized teachings, instructional courses, daily devotions and other key messages, can be facilitated through an array of digital service models and implementations.

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

Products and Services

We provide digital broadcasting solutions. Our digital broadcasting solutions consist of the technology and services required to develop, operate and support a variety of digital service implementations, through a digital broadcasting workflow, across a large and diverse market of devices. Our business model targets a variety of organizations and existing providers of digital services, such as media and entertainment companies, enterprises, government agencies, and nonprofits.

The core of our solutions is our CMS currently branded as AllDigital Cloud. AllDigital Cloud is a unified digital broadcasting and cloud services platform dedicated to ingesting, storing, preparing, securing, managing, monetizing, converting and distributing digital media across devices. It enables and supports a variety of complex digital broadcasting workflow and digital service implementations. AllDigital Cloud also maximizes the performance of, and offers significant scale and pricing advantages related to, the cloud-based storage, cloud processing and origin transit of digital media to and from devices.

Our customers have the option to contract the following digital broadcasting solutions, or purchase a combination of technology and service elements: (i) AllDigital CMS (i.e., AllDigital Cloud Platform, AllDigital Cloud Storage, AllDigital Cloud Processing, AllDigital Origin Transit); (ii) Integration Services (i.e., including App Frameworks); and (iii) Technical Support and App Maintenance.

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

Since our inception, because of the complex and evolving nature of Apps, digital services, digital broadcasting workflows, and devices, our customers’ requirements have varied widely. Many of our customers have specific functional requirements or a specific concept to develop and manage a digital service to one or more target device types and platforms. Other customers, including large enterprises, begin with only a general concept to distribute their digital media assets through a software application as a service to achieve certain objective(s). These customers typically require some level of professional services support to initially define and discover functional requirements prior to the development and launch of their digital services.

AllDigital Cloud

Platform: Our AllDigital Cloud platform contains a multi-layered integrated service model. Modular service layers directly support the following: digital asset management; content management; data management; workflow services (e.g., publishing, content subscription, service automation); Application Programming Interface (“API”) management (e.g., customized data ingest/retrieval, authentication); content ingest services; cloud processing services; storage services; and media delivery services. The platform also contains service layer capabilities related to channel and account management, entitlements (e.g., eligibility) and conditional access (e.g., digital rights management). Service layer capabilities require platform customization and integration with customer and/or customer third party vendor feeds and systems. A role-based management portal serves as a control panel for customers and us to: manage their accounts; view reporting, logging, analytics, and billing statistics; and view other capabilities and information.

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

Storage: We provide centralized, fault-tolerant, replicated, asset storage. Our storage platform and capabilities are based on the “cloud storage” methodology where data is stored on multiple servers located in one or more data centers typically shared by more than one customer.

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

Processing: Cloud processing (e.g., encoding and transcoding) is a form of Internet-based computing, whereby shared resources, software and data are provided to computers, servers and other devices on demand. In order to provide services such as the encoding and transcoding of digital media (e.g., convert a master file into a format compatible for a specific device), we provide cloud-computing assets on the same network as our cloud-storage platform. The advantage of this model is to provide our customers with a low latency and cost-effective platform to execute business rules, as well as to operate and support their digital service.

AllDigital Cloud includes a range of content processing tools to prepare and convert digital media for multiplatform delivery. The system’s transcoding technology applies industry-standard audio and video codecs to ensure that assets will be delivered in the required output formats for all target device platforms.

AllDigital Origin Transit

Origin transit is the service of allowing network traffic to cross or “transit” a computer network. Our transit model focuses on optimizing the two-way delivery of data to and from a device. Customers, or devices, can send a single transit of data (e.g., a large file) to our storage platform. We refer to that transit as the “ingress” of data. Once the data is stored or prepared for targeted or widespread delivery over the Internet to one or more content delivery networks (“CDNs”), Internet Service Providers (“ISPs”), or other transport models, we “egress” (or send) the data to these upstream partners.

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

App Frameworks

We have developed a series of proven mobile, desktop, and connected television advanced App frameworks. We continue to develop and improve these App frameworks through a variety of customer experiences, and as a byproduct of our learning related to the complex and evolving nature of Apps, digital services, digital broadcasting workflows, and devices. Our library of App frameworks enables the highly cost-effective and timely development of high quality, secure, and reliable Apps and digital services across a large and fragmented market of device types and platforms.

Technical Support and App Maintenance

Technical Support and App Maintenance generally refers to support services, as well as AllDigital Cloud Platform support. Our Technical Support services generally include: level three support; quality of service monitoring and alerting; application and system maintenance; and service incident reporting and project management. Our App Maintenance services include performing ongoing software maintenance releases containing bug fixes and/or enhancements, as well as rapidly modifying and upgrading the Apps to support device OS updates shortly after the final release of such device OS. Technical Support also refers to supporting agreed upon platform quality of service levels throughout the term of the customer contract. AllDigital has the experience and capabilities to support a broad range of digital broadcasting solutions at the highest quality of service levels, leveraging from our robust AllDigital Cloud platform, highly scalable cloud services, and digital broadcasting infrastructure.

Sales and Marketing

We have provided and/or we are actively providing services to a variety of media and entertainment, enterprise, and organization (government/non-profit) customers since we began our current operations in August 2009. To date, we have obtained our customers as a result of direct sales, word of mouth and/or partner referrals.

To attract customers in the future, we have formulated, but have only partially implemented, a marketing strategy that employs multiple channels to introduce our digital broadcasting solutions to likely users. These channels include highly scalable online marketing, direct business development among the target market segments, advertising through highly targeted print and electronic media, recruitment of resellers, adoption into OEM software such as content management system offerings and authoring tools, bundling and referral arrangements with industry partners that offer complementary products and services, and participation in trade shows, seminars and other educational forums directed to our target market segments.

The future success of our business will primarily depend on aggressive business development efforts. This will require a persistent and sustained effort to maintain relationships and communication lines with the key decision makers at our target customers.

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

An ISP is a company that offers access to the Internet. The ISP connects to its customers using a data transmission technology appropriate for delivering Internet Protocol data over dial-up, DSL, cable modem, wireless or dedicated high-speed connections. Examples include: AT&T, CenturyLink and Verizon.

A CDN is a system of computers containing copies of data, placed at various points in a network so as to maximize bandwidth for access to the data from clients throughout the network. A client accesses a copy of the data nearest to the client, as opposed to all clients accessing the same central server, to avoid bottlenecks near that server. Content types include web objects, downloadable objects (media files, software, documents), applications, real time media streams and other components of Internet delivery (DNS, routes, and database queries). Examples include: Akamai, Level 3 Communications and Limelight Networks.

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

Our Competitors

Our core business is digital broadcasting solutions, which is an evolving business offering. Various components of our product and service offerings, however, are provided by several companies which operate in the digital media “stack.” For example, a CMS platform may provide tools for managing the distribution of video files, which overlaps with a subcomponent of our AllDigital Cloud Platform capabilities. CMS providers now also offer certain professional services and digital media to device solutions that directly compete with certain subcomponents of our offerings and capabilities. A CDN may be our partner, hosting video files or other data in various data centers for a mutual client, but that CDN may also provide professional services that include ensuring the compatibility of a digital service with a device, which overlaps with a subcomponent of our offerings and capabilities. We also compete with certain vertical solution providers and system integrators that provide individual implementations of a digital service to a device.

Dependence on Certain Customers

We have served and/or we are actively serving a variety of media and entertainment, enterprise, and government/non-profit customers since we began our current operations in August 2009. As of December 31, 2013, we had 10 direct customers. We also act as a subcontractor for certain of these customers, servicing and supporting a total of 19 accounts. Through the year ending December 31, 2013, our four largest billing relationships accounted for approximately 82% of our total billings. Rogers Communications accounted for 25%, the Cox Media Group accounted for 24%, Chideo accounted for 17%, and C2 Hosting accounted for 16%.

Intellectual Property

We depend on our ability to develop and maintain the proprietary aspects of our technology. We also seek to protect our copyrights, trade secrets and other proprietary information through a combination of contractual provisions, confidentiality procedures and common law copyright and trademark principles.

We have not sought or obtained registered copyright or patent protection for any of our intellectual property. We have applied for federal registration of certain trademarks in order to develop a trademark portfolio and protect our brand. Two applications related to the registration of the word mark for ALLDIGITAL were filed on October 16, 2009. As of April 2012, both of our applications were approved as registered marks. We plan to explore applying for additional trademarks in 2014.

We believe that elements of our existing AllDigital Cloud platform, certain components of our advanced App frameworks, and certain new technologies under development may have patent potential. As we raise additional capital, we expect to investigate such potential, and if appropriate, commence a provisional patent application filing process.

Employees

We have twenty-eight full time employees. None of our employees are represented under a collective bargaining agreement.

Corporate History

Aftermarket Enterprises, Inc. was incorporated in August 2006 in the State of Nevada. On July 29, 2011, AllDigital, Inc., which was incorporated in August 2009 in California, merged with and into a subsidiary of Aftermarket Enterprises, Inc. and became a wholly owned subsidiary of Aftermarket Enterprises, Inc. Shares issued in the transaction constituted approximately 74% of the outstanding shares of common stock post-closing, and the officers and directors of AllDigital, Inc. became the officers and directors of Aftermarket Enterprises, Inc. In August 2011, we changed the name of Aftermarket Enterprises, Inc. to AllDigital Holdings, Inc.

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

We generated negative cash flows from operations during the year ended December 31, 2013, and have limited cash. If we continue to use cash in our operations, we will need to raise additional capital. Given our early stage of operations, we do not expect that bank or other institutional debt financing will be available. We expect that any capital we raise will be through the issuance of equity and equity-linked securities, including common stock, preferred stock, warrants or and convertible debt. We have no commitments from any parties to provide capital and may not be able to raise capital on reasonable terms, or at all. Factors affecting the availability and price of capital may include the following:

●	the availability and cost of capital generally;

●	our financial results;

●	the experience and reputation of our management team;

●	market interest, or lack of interest, in our industry and business plan;

●	condition of the global markets and specifically the U.S. economy;

●	the trading volume of, and volatility in, the market for our common stock;

●	our ongoing success, or failure, in executing our business plan;

●	the amount of our capital needs; and

●	the amount of debt, options, warrants, and convertible securities we have outstanding.

We may be unable to meet our current or future obligations or to adequately exploit existing or future opportunities if we cannot raise sufficient capital. If we are unable to obtain capital for an extended period of time, we may be forced to discontinue operations.

We are in the early stages of the full production version of our AllDigital Cloud platform in commercial operation.

We have only recently deployed the full production version of our AllDigital Cloud platform. Accordingly, our AllDigital Cloud platform may not perform as expected and we may not be able to address some or all of the early stage production challenges that may occur. Any failure to address early production challenges would significantly harm our results of operations and financial condition.

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

Through the year ending December 31, 2013, our four largest billing relationships accounted for approximately 82% of our total billings. Our agreements with many of these key customers and/or partners expire in any given year unless renewed by the customer and/or partner, are terminable at any time upon short-term notice, or are otherwise generally terminable during 2014. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

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

Since the commencement of our current operations, we have invested significant time and expense towards developing our products, technology and services in order to capitalize on current market opportunities. We intend to increase our operating expenses and capital expenditures in order to expand our market presence, and as a result, we may incur substantial operating and net losses in the foreseeable future. There can be no assurance that we will achieve or sustain profitability or positive cash flow from our operations.

Our resources may not be sufficient to manage our expected growth; failure to properly manage our potential growth would be detrimental to our business.

We may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources. It will also increase demands on our management and on our operational and administrative systems, controls and other resources. Our existing personnel, systems, procedures and controls may be inadequate to support our operations in the future, such that we will be unable to successfully implement appropriate measures consistent with our growth strategy. As part of any growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base and maintain close coordination among our technical, accounting, finance, marketing and sales staff. We may be unable to do this. To the extent we acquire or merge with other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. We may not have the experience or resources to do this. If we are unable to adequately manage future growth, our operating results may suffer.

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

We may have insufficient human resources in platform development, project management, quality control to manage large customer projects.

Our operations are dependent in part upon the availability of adequate human resources to manage and develop our Cloud Platform and specific customer development projects. We may not be adequately prepared for unexpected increases in integration service development efforts required by prospective or existing customers. Software development is a human resource intensive process in an increasingly competitive environment for talented people, a lack (or loss) of which could result in an immediate decline in revenue and possible additional decline in revenue as a result of subsequent customer losses. The loss of developers and related staff can also create delays in providing development services to our customers also potentially resulting in a loss of revenue.

We do not have sufficient capital to engage in material research and development, which may harm our long term growth.

In light of our limited capital, we have made no material investments in research and development over the past several years. This may conserve capital in the short term. In the long term, as a result of our failure to invest in research and development, our technology and product offerings may not keep pace with the market and we may lose any existing competitive advantage. Over the long term, this may harm our revenue growth and our ability to become profitable.

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

The markets in which we operate are becoming increasingly competitive. Our current competitors generally include operators within the digital media stack, who offer subcomponents of our digital broadcasting solutions (e.g., CDN providers, CMS companies, hosting, utility computing companies), or integrators and vertical solution providers who develop single implementations of content or digital media distribution, and related digital services, to a target device platform. These competitors, including future new competitors that may emerge, may be able to develop a comparable or superior platform, and/or technology stack, and/or series of services that provide a similar or more robust set of features and functionality than the technology, products and services we offer. If this occurs, we may be unable to grow as necessary to make our business profitable.

Regardless of whether we have superior products, many of these current and potential future competitors have a longer operating history in their current respective business areas and greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Existing and potential competitors with an extended operating history, even if not directly related to our business, have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as unproven. In addition, our existing and potential future competitors may be able to use their extensive resources:

●	to develop and deploy new products and services more quickly and effectively than we can;

●	to develop, improve and expand their platforms and related infrastructures more quickly than we can;

●	to reduce costs, particularly transport, storage and processing costs, because of discounts associated with large volume purchases;

●	to offer less expensive products, technology, platform, and services as a result of a lower cost structure, greater capital reserves or otherwise;

●	to adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;

●	to offer bundles of related services that we are unable to offer;

●	to attract and retain qualified staff more effectively than we can;

●	to take advantage of acquisition and other opportunities more readily; and

●	to devote greater resources to the marketing and sales of their products, technology, platform, and services.

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

Our executive officers and directors beneficially own approximately 60% of our outstanding common stock. These executive officers and directors effectively control all matters requiring approval by the stockholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, and the election of directors. This concentration of ownership may also delay, defer or prevent a change in control and otherwise prevent stockholders other than our affiliates from influencing our direction and future.

We cannot predict the extent to which an active public trading market for our common stock will develop or be sustained. If a public trading market does not develop or cannot be sustained, you may be unable to liquidate your investment in AllDigital.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a public trading market for our common stock will be sustained. If such a market cannot be sustained, you may be unable to liquidate your investment in AllDigital.

In addition, the market price for our common stock may be particularly volatile given our status as a relatively small company with a small and thinly-traded “public float” that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Our common stock may be subject to significant price volatility which may have an adverse effect on your ability to liquidate your investment in our common stock.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, our common shares may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of meaningful revenues or any profits to date and uncertainty of future market acceptance for current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

We are subject to various regulatory requirements, and may be adversely affected by inquiries, investigations and allegations that we have not complied with governing rules and laws.

In light of our status as a public company and the early stage of our business, we are subject to a variety of laws and regulatory requirements in addition to those applicable to all businesses generally. For example, we are subject to the reporting requirements applicable to United States reporting issuers, such as the Sarbanes-Oxley Act of 2002, and certain state and provincial securities laws. In addition, because we are in an early stage of development and intend on issuing securities to raise capital and use acquisitions for growth, our actions will be governed by state and federal securities laws and laws governing the issuance of securities, which are complex. In connection with such laws, we may be subject to periodic audits, inquiries and investigations. Any such audits, inquiries and investigations may divert considerable financial and human resources and adversely affect the execution of our business plan.

Through such audits, inquiries and investigations, a regulator or we may determine that we are out of compliance with one or more governing rules or laws. Remedying such non-compliance diverts additional financial and human resources. In addition, in the future, we may be subject to a formal charge or determination that we have materially violated a governing law, rule or regulation. We may also be subject to lawsuits as a result of alleged violation of the securities laws or governing corporate laws. Any charge or allegation, and particularly any determination, that we had materially violated a governing law would harm our ability to enter into business relationships, recruit qualified officers and employees and raise capital.

The market price of our common stock may be harmed by our need to raise capital.

We need to raise additional capital in the near future and expect to raise such capital through the issuance of equity and equity linked securities including common stock, preferred stock, warrants and convertible debt. Because securities in private placements and other transactions by a company are often sold at a discount to market prices, this need to raise additional capital may harm the market price of our common stock, to the extent that a market develops. In addition, the re-sale of securities issued in such capital-raising transactions, whether under Rule 144 or otherwise, may harm the market price of our common stock.

Our ability to issue preferred stock and common stock may significantly dilute ownership and voting power, negatively affect the price of our common stock and inhibit hostile takeovers.

Under our Articles of Incorporation, we are authorized to issue up to 10,000,000 shares of preferred stock and 90,000,000 shares of common stock without seeking stockholder approval. Any issuance of preferred stock or common stock would dilute the ownership and voting power of existing holders of our common stock and may have a negative effect on the price of our common stock. The issuance of preferred stock without stockholder approval may also be used by management to stop or delay a change of control, or might discourage third parties from seeking a change of control of our company, even though some stockholders or potential investors may view possible takeover attempts as potentially beneficial to our stockholders.

Our common stock is a “low-priced stock” and subject to regulations that limits or restricts the potential market for our stock.

Shares of our common stock are “low-priced” or “penny stock,” resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a low-priced stock is an equity security that is:

●	priced under five dollars;

●	not traded on a national stock exchange, such as NASDAQ or the NYSE;

●	issued by a company that has less than $5 million in net tangible assets (if it has been in business less than three years) or has less than $2 million in net tangible assets (if it has been in business for at least three years); and

●	issued by a company that has average revenues of less than $6 million for the past three years.

We believe that our common stock is presently a “penny stock.” At any time the common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

●	Certain broker-dealers who recommend penny stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.

●	Prior to executing any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers a disclosure schedule explaining the risks involved in owning penny stock, the broker-dealer’s duties to the customer, a toll-free telephone number for inquiries about the broker-dealer’s disciplinary history and the customer’s rights and remedies in case of fraud or abuse in the sale.

●	In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:

●	bid and offer price quotes and volume information;

●	the broker-dealer’s compensation for the trade;

●	the compensation received by certain salespersons for the trade;

●	monthly account statements; and

●	a written statement of the customer’s financial situation and investment goals.

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

We have nominal tangible assets. As a result, if we become insolvent or otherwise must dissolve, there will be no tangible assets to liquidate and no corresponding proceeds to disburse to our stockholders. If we become insolvent or otherwise must dissolve, stockholders will likely not receive any cash proceeds on account of their shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Irvine, California in a leased facility of approximately 7,269 square feet. This facility contains all of our operations, including sales and marketing, finance, administration, and project development. The facility is leased under a non-cancelable operating lease agreement expiring December 31, 2014, with possible renewal upon the agreement of both parties at the current market rate. Monthly rent will be $10,717 for the remaining lease term.

We believe this facility is adequate for our anticipated business purposes for the foreseeable future. We have leased servers in colocation facilities in Denver, Colorado and Irvine, California.

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

	Price Range
	High	Low
Fiscal Year Ended December 31, 2013
Quarter ended March 31, 2013	$1.01	$0.18
Quarter ended June 30, 2013	$0.20	$0.11
Quarter ended September 30, 2013	$0.17	$0.10
Quarter ended December 31, 2013	$0.48	$0.10

Fiscal Year Ended December 31, 2012
Quarter ended March 31, 2012	$1.01	$1.01
Quarter ended June 30, 2012	$1.01	$0.51
Quarter ended September 30, 2012	$1.01	$1.01
Quarter ended December 31, 2012	$1.01	$0.85

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Security Holders

As of March 26, 2014, we had 35,631,977 shares of common stock outstanding held of record by approximately 131 stockholders.

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

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our only existing equity compensation plan as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders:
2011 Stock Incentive Plan (1)	6,649,500	$0.24	1,796,500
Total	6,649,500	$0.24	1,796,500

(1)	The AllDigital Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan, or 2011 Plan, is administered by our Board of Directors and provides for the granting of securities to employees, officers, directors and our other service providers. Our stockholders have approved the 2011 Plan.

Recent Sales of Unregistered Securities

Not Applicable.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains statements that constitute forward-looking statements. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend”, “expect” “will” or similar words. When considering such forward-looking statements, you should keep in mind the risk factors noted in the section of this Report entitled “Risk Factors” and other cautionary statements throughout this Report. You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation: our business strategy for expanding, maintaining or contracting our presence in these markets and anticipated trends in our financial condition and results of operations We do not undertake to update, revise or correct any forward-looking statements. Any of the factors described above, elsewhere in this Report or in the “Risk Factors” section of this Report could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview of our Business

We provide digital broadcasting solutions. Our digital broadcasting solutions consist of the technology and related services required to develop, operate and support a variety of App and digital service implementations, through a digital broadcasting workflow, across a large and diverse market of devices. Our business model targets a variety of organizations and existing providers of digital services, such as media and entertainment companies, enterprises, government agencies, and nonprofits.

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

Our CMS platform currently branded as “AllDigital Cloud” addresses a significant number of these challenges. AllDigital Cloud is a unified digital broadcasting and cloud services platform. It is dedicated to ingesting, storing, preparing, securing, managing, monetizing, converting and distributing digital media and other forms of data across devices. AllDigital Cloud enables and supports a variety of complex digital broadcasting workflow and digital service implementations. It also maximizes the performance of, and offers significant scale and pricing advantages related to, the cloud-based storage, cloud processing and origin transit of digital media to and from devices.

Results of Operations

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this Report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Report.

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	For the years ended December 31,		Dollar variance favorable (unfavorable)	% variance favorable (unfavorable)
	2013	2012
Net sales	$4,327,227	$3,307,167	$1,020,060	30.8%
Cost of sales	2,505,925	2,486,388	(19,537)	(0.8)%
Gross profit	1,821,302	820,779	1,000,523	121.9%
Operating expenses:
Selling, marketing and advertising	537,496	600,789	63,293	10.5%
General and administrative	1,898,493	1,587,445	(311,048)	(19.6)%
Total operating expenses	2,435,989	2,188,234	(247,755)	(11.3)%
Loss from continuing operations	(614,687)	(1,367,455)	752,768	55.0%
Other income (expense):
Interest income	728	1,237	(509)	(41.1)%
Interest expense	(636)	(112)	(524)	(467.9)%
Other income	63,884	195,521	(131,637)	(67.3)%

Other income (expense)	63,976	196,646	(132,670)	(124.1)%

Loss before provision for income taxes	(550,711)	(1,170,809)	620,098	53.0%
Provision for income taxes	1,600	2,400	800	33.3%
Net Loss	$(552,311)	$(1,173,209)	$620,098	52.9%

Net Sales. Net sales increased by $1,020,060, or 31%, for 2013 compared to 2012, due primarily to a $261,740 increase in recurring monthly maintenance and support contracts with new and existing customers, and a $758,320 increase in recognition of percentage of completion revenue related to our contracts with existing and new customers.

Gross Profit. Our gross profit increased by $1,000,523, or 122%, for 2013 compared to 2012. The increase in gross profit was primarily due to the increase in net sales and a proportionately lower increase in cost of sales. While net sales increased by 31% for 2013 as compared to 2012, cost of sales increased by less than 1%, or $19,537, in the same period; reflective of our concerted effort to maximize efficient use of resources.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $63,293, or 11%, for the year 2013 compared to the year 2012. The decrease that resulted from a decrease of $75,861 in salaries and related payroll expenses for sales and marketing employees, and a decrease of $8,333 in travel and entertainment expenses, offset by an increase in advertising expenses of $10,482 and an increase in other sales and marketing expenses of $10,418 was a result of our strategic efforts in 2012 to redirect funds to their most effective uses.

General and Administrative Expenses. General and Administrative expenses increased by $311,048, or 20%, for 2013 compared to 2012. The table below shows each type of General and Administrative expense total in 2013 compared to that incurred in the prior year, with the amount of increase or (decrease) and the percentage increase (decrease).

	2013	2012	$ Difference	% Change
Salary & Expense	$983,169	$873,464	$109,705	13%
Legal Fees	185,933	155,832	30,101	19%
Rent	129,374	128,997	376.42	0%
Accounting Fees	105,823	59,760	46,063	77%
Consulting/Outside Services	91,431	38,434	52,997	138%
Office Expenses/Supplies	68,582	37,839	30,744	81%
Depreciation and Amortization Expense	55,370	40,812	14,558	36%
Business Insurance	48,458	14,420	34,038	236%
Recruiting	45,693	7,558	38,134	505%
Travel & Entertainment	35,624	31,119	4,505	14%
Public Reporting	24,258	12,858	11,400	89%
Utilities	22,091	15,721	6,370	41%
Phone	21,500	19,443	2,057	11%
Other G&A Expenses	81,187	151,188	-70,002	-46%
Total General & Administrative	$1,898,492	$1,587,445	$311,047	20%

Other Income. Other income decreases by $131,637 in 2013 as compared to 2012. In 2013, $63,884 of other income resulted from a settlement with a former client, while other income in 2012 included a different settlement of $195,000 with a different client.

Liquidity and Capital Resources

During 2013, we funded our operations primarily from cash provided by operations and $1,485,000 in cash provided by the issuance of our Convertible Promissory Notes (“Notes”). Working capital as of December 31, 2013 was $918,330, an increase of $1,148,224 over the working capital deficiency of $229,894 as of December 31, 2012. We had accumulated losses of $2,973,553 and $2,421,412 at December 31, 2013 and 2012, respectively. Our available capital resources at December 31, 2013, consisted primarily of $1.3 million in cash and cash equivalents. We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

As of December 31, 2013, we had current assets of $1,837,989, including $1,300,932 in cash and cash equivalents. Cash increased from $462,761 at December 31, 2012 to $1,300,932 at December 31, 2013, due primarily to $1,485,000 of cash provided by the issuance of our Convertible Promissory Notes. Net cash used in operating activities was $583,872 and $507,436 for the years ended December 31, 2013 and 2012, respectively.

Cash used in investing activities increased by $22,801 for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily a result of purchasing of $58,814 in computer equipment during the year ended December 31, 2013, compared to purchases of $24,439 in computer equipment during year ended December 31, 2012.

In August and September of 2013, we raised an aggregate of $1,485,000 through the issuance of our Notes to __ accredited investors. In accordance with their terms, the Notes were converted into approximately 7,787,249 shares of our common stock in November 2013 as a result of the termination of the Merger Agreement with Broadcast.

We monitor our financial resources on an ongoing basis and may adjust planned business activities and operations as needed to ensure that we have sufficient operating capital. We evaluate our capital needs, and the availability and cost of capital on an ongoing basis and expect to seek capital when and on such terms as deemed appropriate based upon an assessment of then-current liquidity, capital needs, and the availability and cost of capital. Given our early stage of operations, we do not expect that bank or other institutional debt financing will be available to us. We expect that any capital we raise will be through the issuance of our equity and/or equity-linked securities. As of December 31, 2013, we did not have any commitments to provide financing. We believe that we will be able to obtain financing when and as needed, but may be required to pay a high price for capital.

We believe that current and future available capital resources and revenues generated from operations will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections, if unforeseen circumstances occur, or if we require a significant amount of cash to fund future acquisitions, we may require additional financing. Our failure to raise capital, if needed, could restrict its growth, or hinder our ability to compete.

We are seeking to accelerate our revenue growth in 2014 and may participate in strategic joint ventures or acquisitions in the next twelve months. As a result we may need additional liquidity and capital resources in 2014. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

Critical Accounting Policies and Estimates

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates may also affect the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, estimates of costs used in the calculation of percentage of completion contracts, realization of capitalized assets, valuation of equity instruments and other instruments indexed to our common stock, and deferred income tax valuation allowances. Actual results could differ from those estimates. Following are discussion of our significant accounting policies.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Revenue Recognition

We recognize recurring and nonrecurring service revenue in accordance with the authoritative guidance for revenue recognition, including guidance on revenue arrangements with multiple deliverables. In general, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Revenue from certain design and development contracts, where a solution is designed, developed or modified to a customer’s specifications, is recognized on a percentage of completion basis in accordance with ASC 605-35 based on the cost-to-cost method, provided such costs can be reasonably estimated. Our revenue recognition practices related to such contracts include: developing an approved budget; comparing actual period costs to the budget as a percentage; recognizing revenue for the period based upon the percentage of actual costs incurred compared to total estimated costs, and; performing monthly budget-actual reviews, updates, and adjustments as needed. The impact on revenues as a result of these revisions is included in the periods in which the revisions are made. For contracts for which we are unable to reasonably estimate total contract costs, we wait until contract completion to recognize the associated revenue.

Nonrecurring revenues also include “on-boarding” professional services that involve the development or integration of a customer’s software application, digital service, system, or Application Programming Interface (“API”) to connect with the AllDigital platform. On-boarding professional services projects are typically of a short duration and smaller revenue amounts. We recognize revenue for on-boarding professional services upon project completion and acceptance.

Monthly recurring revenues are recognized ratably over the period in which they are delivered and earned. We typically charge monthly recurring platform fees, as well as monthly recurring charges for our back-end storage, cloud processing, origin transit, and maintenance and support services. These fees are generally billed based on a minimum commitment plus actual usage basis, and the term of such customer contracts vary typically from 12 to 24 months.

Rarely, a customer contract will include revenue arrangements that consist of multiple product and service deliverables. Such contracts are accounted for in accordance with ASC 605-25, as amended by ASU 2009-13. For our multiple-element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in our control. Revenue is then allocated to each unit of accounting based on the estimated selling price determined using a hierarchy of evidence based first on Vendor-Specific Objective Evidence (“VSOE”) if it exists, based next on Third-Party Evidence (“TPE”) if VSOE does not exist, and finally, if both VSOE and TPE do not exist, based on our best estimate of selling price (“BESP”). If deliverables cannot be separated into more than one unit, then we do not recognize revenue until all deliverables have been delivered and accepted.

Accounts Receivable

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $10,000 at December 31, 2013 and $0 at December 31, 2012. We generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development contracts to facilitate its working capital needs.

Earnings and Loss per Share

We compute net earnings (loss) per share in accordance with ASC 260-10 that establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

At December 31, 2013, options to purchase 3,065,917 shares of our common stock and warrants to purchase 3,892,274 shares of our common stock were outstanding. At December 31, 2012, we had 2,070,597 options and warrants to purchase 3,892,274 shares of our common stock were outstanding.

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

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs, other than quoted prices included in Level 1, that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Assets subject to this classification at December 31, 2013 and December 31, 2012 were cash and cash equivalents that are considered Level 1 assets.

For certain of our financial instruments, including accounts receivable, prepaid expenses, and accounts payable, the carrying amounts approximate fair value due to their short maturities. The carrying amount of our notes payable approximates fair value based on prevailing interest rates.

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

We follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.

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

Impairment of Long-Lived and Intangible Assets

We account for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires us to review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, then we recognize an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. We had no impairment charges during the twelve months ended December 31, 2013 or 2012.

Stock-Based Compensation

We account for share-based compensation arrangements in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to be based on estimated fair values. We use the Black-Scholes option valuation model to estimate the fair value of our stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. We use historical data among other information to estimate the expected price volatility and the expected forfeiture rate.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU 2013-11 requires that unrecognized tax benefits be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We adopted this guidance effective January 1, 2014. We do not expect the adoption of ASU 2013-11 to significantly impact our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Reference is made to the consolidated financial statements and accompanying notes included in this report, which begin on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2013 that our disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as being a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, our internal control over financial reporting was effective.

In making its assessment of our internal control over financial reporting, management used criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s report was not subject to attestation by our certified registered public accounting firm pursuant to rules established by the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers and directors as of March 26, 2014:

Name	Age	Position

Paul Summers	48	Chairman of the Board of Directors and Chief Executive Officer

Steve Smith	46	Vice President of Network Services and Director

Timothy Napoleon	39	Chief Strategist

Barbara Crofts	60	Chief Financial Officer

Brad Eisenstein	43	Chief Operating Officer

Michael Linos	55	Executive Vice President Sales and a Director

David Williams	50	Director

Mark Walsh	53	Director

Board of Directors

The following paragraphs set forth certain biographical information about our Board of Directors, including their specific qualifications to serve on our board of directors in light of our business and structure.

Paul Summers has served as our Chairman and Chief Executive Officer since July 2011. Mr. Summers is a co-founder of AllDigital, Inc. and has served as Chief Executive Officer and Chairman of the Board of AllDigital, Inc. since its inception in August 2009. Prior to AllDigital, Mr. Summers was a co-founder of VitalStream Holdings, Inc. where he served as President and CEO from 2000 to 2004. Previously, Mr. Summers founded AnaServe, Inc., a Web hosting company in 1995, and worked at Anaserve until its sale to Concentric Network Corporation in 1998. He has over 20 years of executive management and digital media services experience. He is an alumnus of the University of Southern California where he earned a Bachelor of Science degree. Mr. Summers was appointed as a director in light of his executive management experience with small public companies, his experience in the industry and his knowledge of our company and its markets and products.

Steve Smith has served as our Vice President of Network Services and a director since July 2011. Mr. Smith is a co-founder of AllDigital, Inc. and has served as the Vice President of Network Services and a Director of AllDigital, Inc. since September 2009. Mr. Smith has over 25 years of highly specialized experience in a wide variety of storage technologies, hosting applications and digital broadcasting solutions delivery technologies. From October 2006 to September 2009, Mr. Smith was the Founder and President of HCI, which provided specialized technical and security-intensive management services for a variety of Internet-based companies. Prior to HCI, Mr. Smith served as the CTO of VitalStream Holdings, Inc.’s integrated content services business unit, where he worked from 2000 through October 2006. Mr. Smith was appointed as a director in light of his experience in the industry and his knowledge of our business and our markets and products.

David Williams has been a director since September 2011. Mr. Williams is presently the president and owner of Advanced Dental Designs, a specialty manufacturer of precision dental equipment, where he has worked since 2009. Prior to this, from 2006 to 2009, he was the Manager of Affiliate Operations for Google, where he oversaw a national team managing 1,600 radio stations as part of Google’s ad network. From 2005 to 2006, Mr. Williams was the Manager of Affiliate Operations at dMarc Broadcasting (which was acquired by Google in 2006). From 2001 to 2005, he was the VP of Operations at VitalStream, where he managed several teams responsible for solutions deployment, customer service and network operations. Before VitalStream, Mr. Williams had co-founded SiteStream along with Steve Smith, SiteStream was later acquired by VitalStream. Mr. Williams received his MBA in Finance from Wharton Business School and received his BS in Business Administration with an accounting major from the University of Southern California. Mr. Williams was appointed as a director in light of his experience in the industry.

Michael Linos was appointed as a Director and Executive Vice President of Sales on Jan 27, 2014. Mr. Linos has worked with several technology companies helping them to drive revenue and add significant scale through strategic partnerships and acquisitions. With a broad range of experience in content delivery, enterprise hosting, IP transit and colocation, he has held senior sales and business development positions including Vice President of Business Development at Internap, Executive Vice President of Sales at VitalStream and Vice President of Sales at Verio. Mr. Linos has an MBA from Northwestern University-Kellogg School of Management and a bachelor’s of science degree from the University of Dayton.

Mark Walsh was appointed as a Director on February 12, 2014. He previously held the position of Executive Vice President of Sales and Chief Customer Officer for Hostess Brands, LLC from March 2009 to December 2013. Prior to Hostess Brands, Mr. Walsh worked in numerous international divisions of Pepsico for approximately 20-years in senior executive positions gaining significant experience in global brand building, operations, and sales management. Walsh has a BS from the Oregon State University in industrial engineering.

Executive Officers

The following paragraphs set forth certain biographical information about our executive officers (other than Paul Summers, Steve Smith, Michael Linos and Mark Walsh, whose information is provided above):

Barbara Crofts has served as our Chief Financial Officer since December 2, 2013. Prior to her appointment, beginning October 14, 2013, Ms. Crofts was providing accounting and reporting services to us as a consultant. Ms. Crofts previously served as CFO of Main Electric Supply, LLC from August 2011 to June 2013. From July 2009 to August 2011, acting as an independent contractor, Ms. Crofts provided accounting and financial advisory services to Physicians Hospital of Murrieta, LLC. From March 2006 to April 2009, Ms. Crofts was employed by DLC, Inc., during which period she provided accounting and financial advisory services to a number of different middle market companies, including four public companies. Ms. Crofts started her career as an auditor with Arthur Andersen, LLP where she worked from 1978 to 1983. Ms. Crofts is both a Certified Public Accountant and Certified Global Management Accountant. She earned her B.A. degree in International Relations from University of Southern California and her M.B.A degrees from both the Thunderbird School of Global Management and the Marshall School of Business of USC.

Brad Eisenstein was appointed as our Chief Operating Officer on January 7, 2014. Prior to his appointment, beginning November 5, 2013, Mr. Eisenstein provided operations and administrative services to us as a consultant. Mr. Eisenstein previously served as Chief Financial Officer of EZE Trucking Holdings, Inc., a private equity backed multi-state specialty hauling and logistics operator with 16 terminals and over 200 employees, from January 2013 to August 2013. From September 2008 to December 2012, he was Chief Financial Officer of TwinMed LLC, a private equity backed nationwide distributor of medical supplies with 9 distribution centers and over 300 employees. From May 2006 to September 2008, he was Chief Financial Officer of Hirsch Pipe & Supply Company, Inc., a distributor of plumbing materials to trade professionals with 17 locations and over 200 employees. From October 2004 to May 2006, he was Corporate Controller of HD Supply White Cap, a nationwide distributor of building materials to professional contractors with more than 165 locations and over 3,000 employees. Prior to joining HD Supply White Cap, he held several senior management positions, including Director of Sales Operations – Enterprise Hosting of XO Communications from January 2000 to October 2004, Director of Sales Operations of Concentric Network Corporation from August 1998 to January 2000, and Site Controller of AnaServe, Inc. from May 1997 to August 1998. Mr. Eisenstein started his career as an auditor with Arthur Andersen LLP, where he worked from 1994 to 1997. He earned his B.S. degree in Accounting from University of Southern California and his M.B.A degree from the Paul Merage School of Business at University of California, Irvine.

Timothy Napoleon has served as our Chief Strategist since February 2012. Mr. Napoleon is a co-founder of AllDigital, and also served on our board of directors from our inception in August 2009 until January 2014. Prior to AllDigital, Mr. Napoleon was the Chief Strategist, Media and Entertainment, for Akamai Technologies, Inc. (NYSE: AKAM), where he worked from 2005 until August 2009. Prior to Akamai, Mr. Napoleon was the Vice President of Business Development at VitalStream Holdings, Inc., where he worked from 2000 to 2005. Mr. Napoleon’s career background thus far has been as a digital media product architect, as well as a marketing and business development executive in the online media and entertainment industries for the past 10 years. Mr. Napoleon received his MBA from the University of Southern California’s Marshall School of Business after earning a BA in Communications from the California State University at Fullerton.

Corporate Governance

Our board of directors has responsibility for our overall corporate governance and meets regularly throughout the year. Our directors are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them and by participating in meetings of our board of directors and its committees. Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is not registered under Section 12 of the Securities Exchange Act of 1934; as a result, our affiliates are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

Our board of directors adopted a Code of Ethics and Conduct in March 2012 that applies to our principal executive officer, principal financial officer and principal accounting officer. The Codes of Ethics, as applied to our principal executive officer, principal financial officer and principal accounting officer constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002. A copy of our Code of Ethics and Conduct is attached to this report as Exhibit 14

Committees

We do not presently have a standing audit committee, nominating committee or compensation committee, and we do not have a charter for any such committees. Our entire Board of Directors performs the functions generally performed by such committees.

Audit Committee

Our entire Board of Directors presently performs the functions generally performed by an audit committee. Our board of directors has determined that David Williams is the only member of our audit committee that is “independent” under the NASDAQ Marketplace Rules and that satisfies the other requirements under SEC rules regarding audit committee membership. None of the members of our Audit Committee qualify as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee, or satisfies the “financial sophistication” requirements of the NASDAQ Marketplace Rules.

Stockholder Communications with our Board of Directors

Security holders and other interested parties may contact any member or all members of the board of directors by mail. To communicate with the board of directors, any individual director or any group or committee of directors, correspondence should be addressed to the board of directors or any such individual director or group or committee of directors by either name or title. All such correspondence should be sent “c/o Secretary” at 220 Technology Drive Suite 100, Irvine, California 92618.

All communications received as set forth in the preceding paragraph will be opened by the Secretary for the sole purpose of determining whether the contents represent a message to one or more directors. Any contents that are related to us will be forwarded to the addressees other than content that is (a) unrelated to us, (b) similar to something received from the same sender during the preceding 90 days, (c) in the nature of advertising, promotions of a product or service, or (d) patently offensive material.

Item 11. Executive Compensation

Compensation Processes and Procedures

Because of our early stage of operations and limited resources, our process for determining compensation is informal. We do not have a compensation committee or a compensation committee charter. We have not, and in the near future do not expect to, engage a compensation consultant with respect to compensation. Compensation decisions are made by the entire Board of Directors, including Paul Summers, our Chief Executive Officer, based upon the Board of Directors’ subjective determination of what salaries we can afford with our limited resources and what level of equity-based compensation is necessary to attract and retain key personnel. Based upon the subjective knowledge of the industry and other public companies, we believe that our salaries currently in place or proposed for our executive officers are below market. In the future, particularly as we hire outside personnel without significant equity stakes, we expect that the cash portion of the compensation for new, and possibly existing, executives will increase.

Summary Compensation Table

The following table provides information concerning the compensation for the individual who served as our principal executive officer during the year ended December 31, 2013, our two highest paid executive officers who were serving as an executive officer on December 31, 2013 and an additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at December 31, 2013. These four individuals are collectively referred to in this Report as the “named executive officers.”

Name and Principal Position	Year	Salary ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)(2)	Total ($)
Paul Summers,	2013	$144,000	$—	$54,000	$27,117	$225,117
Chief Executive Officer (5)	2012	$144,000	$—	$18,000	$26,468	$188,468

Tim Napoleon,	2013	$144,000	$—	$54,000	$28,707	$226,707
Chief Strategist	2012	$144,000	$—	$18,000	$27,942	$199,942

Steve Smith,	2013	$144,000	$—	$54,000	$8,085	$206,085
Vice President of Network Services	2012	$144,000	$—	$18,000	$7,875	$169,875

John Walpuck,	2013	$133,015	$66,000	$36,000	$—	$235,015
CFO and COO (4)	2012	$144,000	$84,079	$18,000	$—	$264,079

(1) The amounts shown are the aggregate grant date fair values of grants of stock options to the named executive officers pursuant to the provisions of Accounting Standards Codification (“ASC”) 718. For a discussion of valuation assumptions used in ASC 718 calculations, see “Note 7—Stockholders Equity—Stock Options” of the Notes to Financial Statements included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2013. The options were issued under our 2011 Plan. Information regarding the vesting schedules of options held by our named executive officers is included in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End−2013” table below.

(2) Represents bonuses earned under the executives employment agreement upon achievement of certain performance measures on a quarterly basis.

(3) Represents a reimbursement of health insurance costs.

(4) Resigned as Chief Financial Officer on October 31, 2013.

(5) We owe Mr. Summers $27,500 in unpaid salary and bonus earned during 2009, 2010 and 2011.

Executive Employment Agreements, Termination of Employment and Change of Control Arrangements

We have entered into employment agreements with each of Paul Summers, Tim Napoleon and Steve Smith as of June 28, 2013, which employment agreements have the terms described below. Except as described below, each of the employment agreements is in the same form. Until his resignation as Chief Financial Officer on October 31, 2013, we had an employment agreement in the same form with John Walpuck, which we had entered into on June 28, 2013.

The employment agreements provide for a minimum salary of $144,000 per annum for each of the executive officers. Each executive officer’s base salary will be increased by our Board by an amount not less than the amount obtained by multiplying the executive’s then current base salary by fifteen percent (15%) within sixty (60) days of the date that we first achieve a minimum of cash and accounts receivable of at least $3.5 million.

Pursuant to each employment agreement, each executive officer is also entitled to an annual bonus target opportunity equal to 50% of his base salary upon achievement of certain performance measures on a quarterly basis. In addition, the executive officer is entitled to standard health and other benefits. The executive officer’s employment relationship is “at-will.” The employment agreements include a provision relating to the protection of confidential information, a covenant by the executive officer to work and reside in Orange County, California, a non-competition covenant during the term of his employment and a 12-month non-solicitation covenant. Under the employment agreement, if the executive officer’s employment is terminated by him for good reason, which includes, (a) a material change in the terms and conditions of his employment, (b) a change in the principal place of employment materially increasing his commute time, or (c) any other event that is a functional equivalent of an involuntary termination and which falls within the safe-harbor provisions related to termination for good reason set forth in the regulations implementing Section 409A of the Internal Revenue Code, he is entitled to a severance benefit equal to his base salary and health benefits for one year. “Cause” is defined in the employment agreements to include (a) the employee’s conviction of, or plea of guilty, nolo contendere or the equivalent, in any criminal action involving a felony, (b) the employee’s misappropriation of any of our material funds or property, (c) the employee’s willful misconduct in the performance of his duties for the company, and (c) the employee’s breach of certain covenants set forth in the employment agreement. If the executive officer is terminated by us without cause, he is entitled to a severance benefit equal to his base salary and health benefits for one year. None of the executive officers are entitled to any severance if his employment is terminated at any time by us with cause or by the executive officer without good reason.

Non-Equity Incentive Plans

Under their employment agreements, each of our named executive officers are entitled to an annual bonus target opportunity equal to 50% of their base salary upon achievement of certain corporate-level performance criteria. The criteria are set in advance of each calendar quarter, and an independent director of the Board of Directors determines following each quarter whether the criteria have been met and bonuses should be paid. Amounts earned in 2013 and 2012 are shown above under the column, “Non-Equity Incentive Plan Compensation”, in the Summary Compensation Table above.

Our Board of Directors determined that 2013 quarterly bonuses would be given at the broad discretion of the independent director on our Board of Directors, upon review of our Management Bonus Opportunity, or MBO, programs established with targets related to achievement of current ratio, cash and equivalents, and other performance measures.

The Board of Directors approved MBO programs for the first, second, and third quarters of 2012 for our four named executive officers. The MBO targets for the first quarter of 2012 were based upon current assets and current ratio targets to be realized at the end of the quarter. The MBO targets for the second and third quarters of 2012 were based upon cash equivalents and current ratio targets to be realized at the end of each quarter. The MBO targets were met for the first quarter of 2012, but were not met for the second and third quarters of 2012. MBO targets were not set for the fourth quarter of 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2013.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date(1)

John Walpuck	1,250,000	250,000	(2)	$0.25	07/28/2021
	222,083	187,917	(3)	$0.25	11/02/2021
	600,000	—		$0.11	6/28/2023

(1)	All options held by Mr. Walpuck expired on February 14, 2014 prior to exercise.
(2)	Unvested shares were subjected to vesting at a rate 31,250 shares of common stock per month until fully vested.
(3)	Unvested shares were subjected to vesting at a rate 8,542 shares of common stock per month until fully vested.

Compensation of Directors

None of our directors received compensation for their services on our board during 2012 or 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our voting securities as of March 26, 2014, the date of the table, by:

●	each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Except as indicated by footnote, percentage of beneficial ownership is based on 35,631,977 shares of common stock outstanding as of the date of the table.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Paul Summers	Common Stock	6,946,358	(2)	19.44%
Steve Smith	Common Stock	5,820,877	(3)	16.29%
Michael Linos	Common Stock	3,750,000		10.52%
David Williams	Common Stock	150,000	(4)	*
Mark Walsh	Common Stock	—		—
Timothy Napoleon	Common Stock	5,000,000		14.03%
Donald Harris(5)	Common Stock	3,932,954		11.04%
ACT Capital Management, LLLP and Amir L. Ecker and Carol G. Frankenfield (6)	Common Stock	2,621,969		5.01%
All executive officers and directors as a group (8 persons)	Common Stock	21,702,235	(7)	60.23%
	Common Stock

*	Less than 1.00%
(1)	Messrs. Summers, Smith, Linos, Williams and Walsh are directors of AllDigital. Mr. Napoleon is an executive officer of All Digital. The address of each of these persons is c/o AllDigital Holdings, Inc., 220 Technology Drive, Suite 100, Irvine, California 92618.
(2)	All securities are held of record by the Paul and Kristen Summers Family Trust, Dated April 22, 2002. Mr. and Mrs. Summers have authority to vote and dispose of such shares. Includes 107,014 shares of common stock underlying warrants.
(3)	All securities are held of record by the Steve James Smith Trust Dated October 24, 2002. Mr. Smith has the authority to vote and dispose of such shares. Includes 106,959 shares of common stock underlying warrants.
(4)	Represents 35,000 shares of common stock underlying options.
(5)	The address for the security holder is 101 South Fort Lauderdale Beach Blvd., # 2703, Ft. Lauderdale, Florida 33316
(6)	The address for the security holders is 2 Radnor Corporate Center, Suite 111, Radnor, Pennsylvania 19087.
(7)	Includes 213,973 shares of common stock underlying warrants and 185,000 shares of common stock underlying options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

On an annual basis, each of our directors and executive officers is obligated to complete a Director and Officer Questionnaire that requires disclosure of any transactions with AllDigital in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. Following completion of these questionnaires, our board of directors makes an annual determination as to the independence of each director using the current standards for “independence” established by the Securities and Exchange Commission and NASDAQ and consideration of any other material relationship a director may have with AllDigital. Our board has determined that only David Williams is independent under these standards. All of our directors, except for Mr. Williams, also serve as executive officers.

Related Party Transactions

Other than as described below or elsewhere in this report, since January 1, 2012, there has not been a transaction or series of related transactions to which we were or are a party and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. No such transactions are currently proposed. All of the below transactions were separately approved by our Board.

Michael Linos

On January 27, 2014, we entered into an Employment Agreement (the “Employment Agreement”) with Michael Linos, in connection with his appointment as Executive Vice President Sales. Under the terms of this agreement, Mr. Linos will receive a base salary of $144,000 per annum, an opportunity to earn an annual bonus equal to 50% of his base salary upon achievement of certain performance measures on a quarterly basis. He will also be entitled to participate in our benefit plans on terms consistent with those generally applicable to our other executives. Mr. Linos also signed our standard confidentiality, proprietary information and invention assignment agreement.

Mr. Linos’ employment relationship is “at-will.” The Employment Agreement includes a provision relating to the protection of confidential information, a covenant by the executive officer to work and reside in Orange County, California, a non-competition covenant during the term of his employment and a 12-month non-solicitation covenant. Under the terms of the Employment Agreement, if Linos’ employment is terminated by him for good reason, which includes, (i) a material change in the terms and conditions of his employment, (ii) a change in the principal place of employment materially increasing his commute time, or (iii) any other event that is a functional equivalent of an involuntary termination and which falls within the safe-harbor provisions related to termination for good reason set forth in the regulations implementing Section 409A of the Internal Revenue Code, he is entitled to a severance benefit equal to his base salary and health benefits for one year. If the executive officer is terminated by us without cause, he is entitled to a severance benefit equal to one year of his base salary and health benefits for one year. Linos will not be entitled to any severance if his employment is terminated at any time by us with cause or by Linos without good reason. Upon Linos’ termination by us for certain enumerated reasons, we will have the right to repurchase any shares of our common stock beneficially owned by Linos on the effective date of his termination at a per share purchase price of $0.15.

On January 27, 2014, we issued and sold 2,250,000 shares of its common stock to Michael Linos at a purchase price of $0.15 per share.

Director Compensation Plan

On February 12, 2014, our Board of Directors (our “Board”) adopted a Director Compensation Plan (the “Director Plan”) pursuant to which the independent directors of our Board will receive the following upon initial appointment or election to our Board:

●	An option to purchase 150,000 shares of our common stock, at an exercise price equal to the closing bid price on the date immediately prior to the appointment date; and subject to accelerated vesting upon a change of control of our company.

●	A cash payment of $5,000.

In addition, under the Director Plan, each independent director serving on our Board of will receive the following upon each annual anniversary of the date he or she was initially appointed or elected date to our Board:

●	An option to purchase 75,000 shares of our common stock, at an exercise price equal to the closing bid price on the date immediately prior to the anniversary date; and subject to accelerated vesting upon a change of control of our company.

●	A cash payment of $5,000.

Mark Walsh

As provided by the Director Plan, at the date of his appointment to the Board of Directors on February 12, 2014, Mark Walsh received a cash payment and was issued an option to purchase 150,000 shares of our common stock under our 2011 Stock Incentive Plan (the “Walsh Option”). The Walsh Option will vest over a period of 4 years, subject to Walsh’s continued employment. Twenty-five percent (25%) of shares underlying the Walsh Option will vest on February 12, 2015, and then 1/36 of the shares underlying the Walsh Option will vest each month thereafter until fully vested. Upon a change of control, any unvested portion of the Walsh Option will immediately vest in full.

Executive Officers

On December 2, 2013, our Board appointed Barbara Crofts as our Chief Financial Officer. Ms. Crofts does not currently have a written employment agreement but has been offered a salary at the rate of $144,000 per year and issued options to purchase 250,000 shares of our common stock under the 2011 Plan vesting over four years. Upon a change of control, any unvested portion of the option will immediately vest in full.

On January 7, 2014, our Board of Directors appointed Brad Eisenstein as our Chief Operating Officer. Prior to his appointment, beginning November 5, 2013, Eisenstein was providing operations and administrative services to us as a consultant during which time he received an aggregate cash compensation of $33,000 and warrants to purchase 35,000 shares of our common stock at an exercise price of $0.30 per share. Mr. Eisenstein receives a base salary of $184,000. Mr. Eisenstein was granted an option to purchase 750,000 shares of common stock under our 2011 Plan. Subject to the terms of a Stock Option Agreement, the option is exercisable over a term of 10 years at an exercise price of $0.12 per share, which is equal to the grant-date closing price of our common stock. The option will vest over a period of 4 years, subject to Mr. Eisenstein’s continued employment. Twenty-five percent (25%) of shares underlying the option will vest on the first anniversary of the grant date, and then 1/36 of the shares underlying the option will vest each month thereafter until fully vested. Upon a change of control, any unvested portion of the option will immediately vest in full.

Employment Agreement with Konstantin Wilms

On June 28, 2013, we entered into an employment agreement with Konstantin Wilms, who served as our Chief Architect until his resignation in December of 2013. The employment agreement provided for a minimum salary of $160,200 per annum, which amount was required to be increased by a minimum of 5% within 60 days of the date we achieved a cash and modified accounts receivable level of $3.5 million. Mr. Wilms was entitled to an annual bonus target opportunity equal to $10,000 upon achievement of certain performance measures on a quarterly basis, and standard health and other benefits. The employment agreement included a provision relating to the protection of confidential information, a covenant by the officer to work and reside in Orange County, California, a non-competition covenant during the term of his employment and a 12-month non-solicitation covenant. Under the employment agreement, if Mr. Wilms’ employment is terminated by him for good reason, which includes, (a) a material change in the terms and conditions of his employment, (b) a change in the principal place of employment materially increasing his commute time, or (c) any other event that is a functional equivalent of an involuntary termination and which falls within the safe-harbor provisions related to termination for good reason set forth in the regulations implementing Section 409A of the Internal Revenue Code, he was entitled to a severance benefit equal to his base salary and health benefits for one year. Under the terms of his employment agreement, if Mr. Wilms was terminated by us without cause, he was entitled to a severance benefit equal to his base salary and health benefits for one year. He was not entitled to any severance if his employment is terminated at any time by us with cause or by him without good reason. The employment agreement also includes a provision under which Mr. Wilms’ stock options granted after May 31, 2013 automatically accelerate upon a change of control, other than the then proposed merger with Broadcast. Mr. Wilms was resigned without good cause on December 3, 2013.

Escrow and Repurchase Agreement

On June 28, 2013, we granted incentive stock options to purchase 600,000 shares of our common stock to each of John Walpuck and Konstantin Wilms . The options were to vest over 30 months, with one-third becoming exercisable every ten months. Both Mr. Walpuck and Mr. Wilms served as our executive officers until their resignation in December 2013 prior to the vesting of any of the options. Also on June 28, 2013, we entered into an Escrow and Repurchase Agreement with Steve Smith and Tim Napoleon under which Messrs. Smith and Napoleon agreed to contribute 600,000 shares of our stock to AllDigital, subject to the vesting of the incentive stock option grants to Mr. Walpuck and Mr. Wilms. As a result of the forfeiture of the options of Mr. Walpuck and Mr. Wilms in connection with their resignations, Mr. Smith and Mr. Napoleon were not required to contribute any shares under the terms of the Escrow and Repurchase Agreement.

Item 14. Principal Accounting Fees and Services

The following table presents the aggregate fees paid by us for professional audit services rendered by Rose, Snyder & Jacobs LLP for the years ended December 31, 2013 and 2012, and professional tax services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP for the year ended December 31, 2013 and John Balisy and Company for the year ended December 31, 2012.

	2013	2012
Audit Fees	$63,850	$50,000
Audit-Related Fees	-	1,750
Tax Fees	13,780	8,010

Total	$77,630	$59,760

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

The Board of Directors, functioning as the audit committee, has established pre-approval policies and procedures requiring that the Board of Directors, functioning as the audit committee, approve in advance any engagement of the independent auditors to render audit or non-audit services. As a result, all engagements during 2013 and 2012 of the independent auditors to render audit or non-audit services were approved by the Board of Directors, functioning as the audit committee.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Documents Filed

1. Financial Statements. The following Consolidated Financial Statements of the company and Auditors’ report are filed as part of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets for the periods ended December 31, 2013 and 2012

●	Consolidated Statements of Operations for the periods ended December 31, 2013 and 2012

●	Consolidated Statements of Cash Flows for the periods ended December 31, 2013 and 2012

●	Consolidated Statement of Stockholders Equity as of December 31, 2013

●	Notes to the Consolidated Financial Statements

2. Financial Statements Schedule. Not applicable.

3. Exhibits. The information required by this item is set forth on the exhibit index that follows.

Index to Exhibits

		Where Located
Exhibit Number	Description#	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated July 29, 2011 among AllDigital, Inc., AllDigital Acquisition Corp. and the Registrant	8-K	333-141676	2.1	8/5/2011

3.1	Articles of Incorporation, as amended	8-K	333-141676	3.1	8/25/2011

3.2	Amended and Restated By-laws	8-K	333-141676	3.1	7/2/2013

4.1	Form of Common Stock Certificate	SB-2	333-141676	4.1	3/30/2007

10.1	Form of Series 2011A Warrant	8-K	333-141676	4.1	8/5/2011

10.2	Form of Series 2011B Warrant	10-Q	333-141676	4.3	11/14/2011

10.3	Form of Series 2011C Warrant	10-Q	333-141676	4.4	11/14/2011

10.4	Amended and Restated 2011 Stock Option Plan*	S-8	333-179385		2/6/2011

10.5	Form of Stock Option Agreement*	8-K	333-141676	4.3	8/5/2011

10.6	Form of Employment Agreement dated June 28, 2013 between the Registrant and each of Summers, Smith and Napoleon*	8-K	333-141676	10.5	7/2/2013

10.7	Employment Agreement, dated June 28, 2013, between the Registrant and John Walpuck*	8-K	333-141676	10.4	7/2/2013

10.8	Master Lease Agreement between the Registrant and Technology Finance Corporation	8-K/A	333-141676	10.3	8/29/2011

10.9	Lease Schedule to Master Lease Agreement with Technology Finance Corporation dated March 29, 2011	8-K/A	333-141676	10.3.1	8/29/2011

10.10	Lease Schedule to Master Lease Agreement with Technology Finance Corporation dated April 8, 2011	8-K/A	333-141676	10.3.2	8/29/2011

		Where Located
Exhibit Number	Description#	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.11	Standard Industrial/Commercial Multi-Tenant Lease — Net American Industrial Real Estate Association dated August 25, 2009 between the Registrant Olen Commercial Realty Corp.	8-K/A	333-141676	10.4	8/29/2011

10.12	Executive Search Agreement between the Registrant and John C. Wallin dated May 19, 2011	8-K/A	333-141676	10.5	8/29/2011

10.13	Agreement and Plan of Merger and Reorganization, dated as of January 6, 2012, between the Registrant and Broadcast International, Inc. and Alta Acquisition Corporation	8-K	333-141676	2.1	1/7/2013

10.14	Form of Voting Agreement, dated January 6, 2013, between the Registrant and certain stockholders of Broadcast International, Inc.	8-K	333-141676	10.1	1/7/2013

10.15	Professional Services Agreement dated January 6, 2013 with Broadcast International, Inc.	8-K	333-141676	10.3	1/7/2013

10.16	First Amendment to Agreement and Plan of Merger, dated as of April 9, 2013, between the Registrant and Broadcast International, Inc. and Alta Acquisition Corporation	10-Q	333-141676	10.1	8/13/2013

10.17	Second Amendment to Agreement and Plan of Merger, dated as of June 30, 2013, between the Registrant and Broadcast International, Inc. and Alta Acquisition Corporation	8-K	333-141676	10.1	7/2/2013

Where Located
Exhibit Number	Description#	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.18	Third Amendment to Agreement and Plan of Merger, dated as of August 26, 2013, between the Registrant and Broadcast International, Inc. and Alta Acquisition Corporation	8-K	333-141676	10.1	8/28/2013

10.19	Employment Agreement, dated June 28, 2013, between the Registrant and Konstantin Wilms*	8-K	333-141676	10.2	7/2/2013

10.20	Escrow and Contribution Agreement, dated June 28, 2013among the Registrant, the Stephen James Smith Trust dated 10/24/02, Tim Napoleon and Parr Brown Gee & Loveless, PC	8-K	333-141676	10.3	7/2/2013

10.21	Director Compensation Plan*					X

10.22	Offer Letter between the Registrant and Brad Eisenstein*	8-K	333-141676	10.1	1/9/2014

10.23	Offer Letter between the Registrant and Barbara Crofts					X

10.19	Employment Agreement between the Registrant and Michael Linos*	8-K	333-141676	10.1	1/31/2014

10.20	Form of Convertible Promissory Notes issued in August and September 2013	8-K	333-141676	10.2	8/28/2013

14	Code of Ethics and Conduct					X

21	Subsidiaries of the Registrant					X

23	Consent of Independent Registered Public Accounting Firm					X

31.1	Section 302 Certification of Chief Executive Officer					X

31.2	Section 302 Certification of Chief Financial Officer					X

32.1	Section 906 Certification of Chief Executive Officer					X

32.2	Section 906 Certification of Chief Financial Officer					X

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase **					X
101.LAB	XBRL Taxonomy Extension Label Linkbase**					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**					X

* A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

** Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

# Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

ALLDIGITAL HOLDINGS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AllDigital Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AllDigital Holdings, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AllDigital Holdings, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Rose, Snyder & Jacobs LLP

Encino, California

March 28, 2014

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

Current Assets
Cash and cash equivalents	$1,300,932	$462,761
Accounts receivable, net of allowance of $10,000 and $0	454,733	122,064
Prepaid expenses and other current assets	82,324	53,362
Total current assets	1,837,989	638,187
Property and Equipment, net	86,648	80,311
Other Assets
Deposits	11,164	11,164
Intangibles – domain name	22,000	19,750
Total assets	$1,957,801	$749,412

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$563,889	$520,308
Deferred revenue	355,770	347,773
Total current liabilities	919,659	868,081

Commitments and Contingencies (Note 6)

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none and none issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 33,231,977 and 25,440,728 issued and outstanding, respectively	33,233	25,441
Additional paid-in capital	3,978,462	2,277,132
Accumulated deficit	(2,973,553)	(2,421,242)
Total stockholders’ equity (deficit)	1,038,142	(118,669)

Total liabilities and stockholders’ equity (deficit)	$1,957,801	$749,412

See accompanying notes to these consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012
Net sales	$4,327,227	$3,307,167
Cost of sales	2,505,925	2,486,388
Gross profit	1,821,302	820,779
Operating expenses
Selling, marketing, and advertising	537,496	600,789
General and administrative	1,898,493	1,587,445

Total operating expenses	2,435,989	2,188,234

Operating loss	(614,687)	(1,367,455)

Other income (expense)
Interest income	728	1,237
Interest expense	(636)	(112)
Other income	63,884	195,521

Total other income (expense)	63,976	196,646
Loss before provision for income taxes	(550,711)	(1,170,809)
Provision for income taxes	1,600	2,400
Net loss	$(552,311)	$(1,173,209)
Basic and diluted net loss per share	$(0.02)	$(0.05)
Basic and diluted weighted-average shares outstanding	26,642,459	25,405,892

See accompanying notes to these consolidated financial statements.

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(552,311)	$(1,173,209)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	55,370	40,812
Stock based compensation	223,122	271,604
Warrants issued for services	-	2,550
Provision for doubtful accounts	10,000	34,072
Changes in operating assets and liabilities:
Accounts receivable	(342,669)	(46,580)
Deferred costs		11,680
Prepaid expenses and other current assets	(28,962)	(14,363)
Deferred revenue	7,997	134,992
Accounts payable and accrued expenses	43,581	231,006
Net cash provided by (used in) operating activities	(583,872)	(507,436)

Cash Flows From Investing Activities
Purchase of property and equipment	(61,707)	(32,656)
Payment for intangible – domain name	(2,250)	(8,500)
Net cash used in investing activities	(63,957)	(41,156)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable – bridge	1,485,000	-
Issuance of common stock	-	-
Proceeds from exercise of stock options	1,000	12,500
Net cash provided by financing activities	1,486,000	12,500
Net Increase (Decrease) in Cash and Cash Equivalents	838,171	(536,092)
Cash and Cash Equivalents – beginning of year	462,761	998,853
Cash and Cash Equivalents – end of year	$1,300,932	$462,761

Supplemental disclosures of cash flow information:
Interest paid	$636	$112
Income taxes paid	$1,600	$2,400

See accompanying notes to these consolidated financial statements.

SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the twelve months ended December 31, 2013, the Company entered into the following noncash transactions:

●	Issued 7,787,249 shares of common stock due to the conversion of $1,485,000 of Convertible Promissory Notes.

During the twelve months ended December 31, 2012, the Company entered into the following noncash transactions:

●	Issued warrants to purchase 15,000 shares of common stock for services valued at $2,550.

See accompanying notes to these consolidated financial statements.

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

BALANCE – December 31, 2011	-	$-	25,390,728	$25,391	$1,990,528	$(1,248,033)	$767,886

Warrants issued for services	-	-	-	-	2,550	-	2,550
Shares issued for exercise of options			50,000	50	12,450	-	12,500
Stock based compensation	-	-	-	-	271,604	-	271,604
Net loss	-	-	-	-	-	(1,173,209)	(1,173,209)
BALANCE – December 31, 2012	-	$-	25,440,728	$25,441	$2,277,132	$(2,421,242)	$(118,669)

Shares issued for exercise of options	-	-	4,000	4	996	-	1,000
Conversion of Convertible Notes Payable	-	-	7,787,249	7,788	1,477,212	-	1,485,000
Stock based compensation	-	-	-	-	223,122	-	223,122
Net loss	-	-	-	-	-	(552,311)	(552,311)
BALANCE – December 31, 2013	-	$-	33,231,977	$33,233	$3,978,462	$(2,973,553)	$1,038,142

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

Our digital broadcasting solutions consist of the technology and services required to develop, operate and support a variety of complex digital service and digital broadcasting workflow implementations across a diverse market of devices. We accomplish this by enabling, and maximizing the performance of, the cloud-based storage, processing, and transit of digital media and digital services to multiple devices simultaneously. Our business model targets a variety of entities and existing providers of digital services that need to develop, operate and support a cost-effective, high quality and secure digital service, through a digital broadcasting workflow, across a large and diverse market of devices.

Our ability to successfully generate future revenues is dependent on a number of factors, including: (i) the availability of capital to continue to develop, operate and maintain our proprietary AllDigital Cloud platform and services, (ii) the ability to commercialize our portfolio of digital broadcasting solutions to media and entertainment companies, enterprises, government agencies, and nonprofits, and (iii) our ability to attract and retain key sales, business and product development, and other personnel as our business and offerings continue to mature. We may encounter setbacks related to these activities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates may also affect the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, estimates of costs used in the calculation of percentage of completion contracts, realization of capitalized assets, valuation of equity instruments and other instruments indexed to the Company’s common stock, and deferred income tax valuation allowances. Actual results could differ from those estimates. Following is a discussion of the Company’s significant accounting policies.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting its business. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets and liabilities that may result from the outcome of this uncertainty. The Company has to date incurred recurring losses and has accumulated losses aggregating approximately $3.0 million as of December 31, 2013. The Company’s business strategy includes attempting to increase its revenue through investing further in its product development and sales and marketing efforts, and expanding into international markets. The Company intends to finance this portion of its business strategy by using its current working capital resources and cash flows from operations. Management believes its cash flows from operations, together with its liquid assets will be sufficient to fund ongoing operations through at least December 31, 2014. The Company’s business strategy also includes the possibility of engaging in strategic acquisitions or otherwise taking steps to more rapidly increase its growth rates.

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

Nonrecurring revenues also include “on-boarding” professional services that involve the development or integration of a customer’s software application, digital service, system, or Application Programming Interface (“API”) to connect with the AllDigital Cloud platform. On-boarding professional services projects are typically of a short duration and smaller revenue amounts. The Company recognizes revenue for on-boarding professional services upon project completion and acceptance.

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

Accounts Receivable

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $10,000 at December 31, 2013, and $0 at December 31, 2012. The Company generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development to facilitate its working capital needs.

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

At December 31, 2013, the Company had 3,892,274 warrants and 3,065,917 options that could potentially increase the number of shares outstanding. At December 31, 2012, the Company had 3,892,274 warrants and 2,070,597 options that could potentially increase the number of shares outstanding. These instruments were excluded from the computation of the diluted loss per share as their impact is anti-dilutive.

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

Assets subject to this classification at December 31, 2013, and December 31, 2012, were cash and cash equivalents and are considered Level 1 assets.

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

Impairment of Long-Lived and Intangible Assets

The Company accounts for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the Company may not recover the carrying amount of an asset. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, the Company recognizes an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. The Company had no impairment charges during the twelve months ended December 31, 2013 and 2012.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU 2013-11 requires that unrecognized tax benefits be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company will adopt this guidance effective January 1, 2014. The Company does not expect the adoption of ASU 2013-11 to significantly impact its consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2013, and December 31, 2012, consisted of the following:

	December 31, 2013	December 31, 2012

Furniture and fixtures	$13,568	$11,618
Computer equipment	139,584	80,771
Signs	2,050	2,050
Software	45,833	45,833
Less accumulated depreciation and amortization	(114,387)	(59,961)

	$86,648	$80,311

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2013, and December 31, 2012, consisted of the following:

	December 31, 2013	December 31, 2012

Accounts payable	$316,096	$252,793
Accrued personnel costs	188,866	155,243
Accrued professional fees	6,800	45,847
Other	52,127	66,425

	$563,889	$520,308

NOTE 5 - NOTES PAYABLE

The Company offered and sold an aggregate of $1,485,000 in Convertible Promissory Notes (the “Notes”) in August and September, 2013. The Notes provided that, if the Merger Agreement (discussed further in Note 9 below) was terminated prior to closing, the Notes would automatically convert into shares of common stock of the Company. Upon the November 4, 2013 occurrence of termination of the Merger Agreement, the Notes were converted into 7,787,249 shares of common stock of the Company.

The Company evaluated the embedded conversion feature of the Notes pursuant to ASC 470, “Debt”, ASC 480, “Distinguishing Liabilities from Equity”, and ASC 815, “Derivatives and Hedging”. In performing this evaluation, the Company determined that the embedded conversion feature did not meet the criteria of a derivative liability pursuant to ASC 815, as such the conversion feature was not bifurcated. In addition, the conversion feature was not assessed to be beneficial, as such there was no note discount recorded on the accompanying financial statements.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

In 2011, the Company entered into a Lease Agreement for office space at 220 Technology Drive, Suite 100, Irvine, California, 92618, which is used as its corporate office. The initial three-year term expires December 31, 2014, and lease renewal is possible upon mutual agreement of the parties. Rent for the remaining lease term is $10,717 per month. Rent expense for the twelve months ended December 31, 2013 and 2012 was $129,374 and $128,997, respectively.

The Company has entered into various non-cancelable operating leases for computer servers and phone equipment. At December 31, 2013, future minimum rental commitments under these operating leases are:

Year ended
December 31,

2014	$237,920
2015	67,985
2016	54,465
Total	$360,370

Legal Matters

The Company is involved from time to time in various legal proceedings in the normal conduct of its business. In the opinion of management, the disposition of all such proceedings is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

Our Board of Directors has the authority to issue Preferred Stock in one or more series and to, within the limits set forth by Nevada law and without stockholder action:

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

Common Stock

The exercise of stock options resulted in issuance of 4,000 and 50,000 shares of common stock in January 2013 and September 2012, respectively.

As referred to in Note 5 above, 7,787,249 shares of common stock of the Company were issued upon conversion of convertible promissory notes (the “Notes” as earlier defined).

Stock Options

In 2011 the Company established the 2011 Stock Option and Incentive Plan (the “Plan”) for directors, employees, consultants and other persons acting on behalf of the Company, under which 8,500,000 shares of common stock are authorized for issuance. Options granted under the Plan vest on the date of grant, over a fixed period of time, or upon the occurrence of certain events and have a contractual term of up to ten years.

During the twelve months ended December 31, 2013, the Company issued options to purchase 2,474,500 shares of common stock under the Plan to certain employees, 4,000 shares of common stock were issued upon exercise of options, and options to purchase 431,000 shares of common stock were forfeited by employees who resigned from the Company. At December 31, 2013, there were options to purchase 6,649,500 shares of common stock outstanding under the Plan.

As of December 31, 2013, there were 1,796,500 shares of common stock available for grant under the Plan.

A summary of the status of the options granted is as follows:

	Shares	Weighted-average exercise price		Average remaining contractual term- years	Aggregate Intrinsic value

Outstanding, December 31, 2011	4,350,000		$0.25	9.63	-
Granted	1,101,000		$0.43	9.32	-
Exercised	(50,000)		$0.25	9.63
Forfeited	(791,000)
Outstanding, December 31, 2012	4,610,000		$0.26	8.70	-
Granted	2,474,500		$0.15	9.57	-
Exercised	(4,000)		$0.25	8.26
Forfeited	(431,000)	$
Outstanding, December 31, 2013	6,649,500		$0.24	8.39	-
Exercisable: December 31, 2013	3,065,917		$0.25	7.67	-
Expected to vest: December 31, 2013	1,723,444		$0.21	9.19	-

As of December 31, 2013, there was $331,816 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining weighted-average vesting period of 3.16 years. The total fair value of options vested during the twelve months ended December 31, 2013 was $212,614. The aggregate intrinsic value of the options expected to vest in the future was $0.

Stock-based compensation expense for the years ended December 31, 2013 and 2012 was $223,122 and $271,604, respectively.

The fair value of the options granted by AllDigital Holdings, Inc., for the years ended December 31, 2013 and 2012 is estimated at $365,495 and $446,550, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. The determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The assumptions used to value stock options are as follows:

Year Ended December 31,
	2013	2012
Dividend yield	—	—
Risk-free interest rate	1.66% to 3.04%	1.49% to 2.00%
Volatility	196%	196%
Expected life (in years)	6.5	6 – 6.5
Weighted average grant date fair value per share of options granted	$0.15	$0.41

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on the U.S. Treasury bond.

Volatility is estimated based on comparable companies in the industry.

Warrants

A summary of the status of the warrants outstanding is as follows:

	Shares	Weighted-average exercise price

Outstanding – December 31, 2011	3,892,274	$0.49
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding – December 31, 2012	3,892,274	$0.49
Forfeited	-	-
Exercised	-	-
Outstanding – December 31, 2013	3,892,274	$0.49

Exercisable – December 31, 2013	3,892,274	$0.49

The following table summarizes information about warrants outstanding at December 31, 2013:

Outstanding				Exercisable
Range of exercise prices	Number of warrants outstanding	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Number of warrants exercisable	Weighted-average exercise price
$0.25	150,000	3.66	$0.25	150,000	$0.25
$0.275	60,000	3.58	$0.275	60,000	$0.275
$0.50	3,682,274	1.68	$0.50	3,682,274	$0.50
$0.25 - $0.50	3,892,274	1.78	$0.49	3,892,274	$0.49

NOTE 8 - INCOME TAXES

The components of the income tax provision for the years ended December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Current	$1,600	$2,400
Deferred	-	-
Total	$1,600	$2,400

Income tax expense (benefit) for the years ended December 31, 2013 and 2012 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

	December 31,
	2013	2012

Computed “expected” tax provision (benefit)	$(187,200)	$(398,000)
Income taxes resulting from expenses not deductible for tax purposes	5,600	4,700
Stock compensation	75,900	92,300
Change in the valuation allowance for deferred tax assets net of return to provision adjustment	106,300	301,600
State and local income taxes, net of tax benefit	1,000	1,800
Total	$1,600	$2,400

Significant components of the Company’s deferred tax assets and liabilities for federal income taxes at December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
Current deferred tax assets
Accrued expenses	$44,400	$30,400
Deferred compensation	11,000	18,100
Other	3,200	700
Valuation allowance	(58,600)	(49,200)
Net current deferred tax assets	$-	$-

Long-term deferred tax assets
Net operating loss carryforward	$644,700	$542,000
Depreciation and amortization	13,700	300
Valuation allowance	(658,400)	(542,300)
Net deferred tax assets	$-	$-

The Company establishes a valuation allowance when it is more likely than not that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of December 31, 2013 and December 31, 2012, the valuation allowance for deferred tax assets totaled approximately $717,000 and $591,000, respectively. For the year ended December 31, 2013, the increase in the valuation allowance was $125,000.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of December 31, 2013, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1.6 million and $1.5 million, respectively, which expire through 2033. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

The Company has not recognized any liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2013 and December 31, 2012, the Company had no accrual for the payment of interest or penalties. For Federal purposes, the years subject to examination are 2010-2013. For California purposes, the years subject to examination are 2009-2013.

NOTE 9 - SIGNIFICANT AGREEMENTS AND CONCENTRATIONS

Terminated Merger Agreement

On January 6, 2013, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Broadcast International, Inc., a Utah corporation (“Broadcast”) and Alta Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Broadcast International (“Merger Sub”).

On November 4, 2013, the Merger Agreement was terminated. Broadcast sent notice of termination without cause following the occurrence of the October 31, 2013 “end date” without closing having occurred. The Company rejected the purported termination under this provision. The Company then sent a notice terminating the Merger Agreement for cause due to Broadcast’s breach of the non-solicitation covenants in the Merger Agreement, which the Company believes triggers a termination fee of $100,000 and 4% of the equity of Broadcast on a non-diluted basis, and due to various other misrepresentations and breaches. The Company has reserved the right to pursue damages for breach, in addition to any applicable termination fee, from Broadcast.

As referred to in Note 5 above, during August and September, 2013, the Company sold an aggregate of $1,485,000 in convertible promissory notes to individual and institutional investors. The Notes provided that upon the earlier to occur of (a) November 30, 2013, if the Merger has not closed, or (b) the termination of the Merger Agreement, amounts owed under the Notes automatically converted into shares of common stock of the Company at a conversion price equal to the quotient of $6,750,000, divided by number of shares of common stock of the Company issued and outstanding.

As a result of a termination of the Merger Agreement prior to closing, on November 4, 2013, 7,787,249 shares of common stock were issued, and the Notes aggregating $1,485,000 were canceled.

Major Customers

At December 31, 2013 and December 31, 2012, two and three customers accounted for 71% and 82% of the outstanding accounts receivable, respectively.

For the twelve months ended December 31, 2013 and 2012, four and three customers accounted for 82% and 67% of total revenue, respectively.

Major Vendors

At December 31, 2013 and December 31, 2012, three and four vendors accounted for 62% and 85% of the outstanding accounts payable, respectively.

For the twelve months ended December 31, 2013 and 2012, four and four vendors accounted for 17% and 75% of total purchases, respectively.

Concentrations of Credit Risk

Financial instruments that may subject the Company to credit risk include uninsured cash-in-bank balances. The Company places its cash with high quality financial institutions located in Southern California. From time to time, such balances exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash balances. As of December 31, 2013, the Company’s uninsured cash was $857,757.

NOTE 10 - SEGMENT INFORMATION

The Company currently operates in one business segment, digital broadcasting solutions. All fixed assets are located at the Company’s headquarters and data centers located in the United States. All sales for the twelve months ended December 31, 2013, were in the United States and Canada.

NOTE 11 - SUBSEQUENT EVENTS

In January through March, 2014, the Company issued options to purchase up to an aggregate of 2,802,500 shares of common stock to employees and the Company’s independent director.

On January 27, 2014, the Company issued and sold 2,250,000 shares of its common stock to an Executive Officer and Director at a purchase price of $0.15 per share. The Shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated by the Securities and Exchange Commission thereunder.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLDIGITAL HOLDINGS, INC.

March 31, 2014	By:	/s/ Paul Summers
Date		Paul Summers,
Chief Executive Officer, Director

March 31, 2014	By:	/s/ Barbara Crofts
Date		Barbara Crofts
Chief Financial Officer

57

POWER OF ATTORNEY AND ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person, whose signature to this Form 10-K appears below, hereby constitutes and appoints Paul Summers and Barbara Crofts and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this Form 10-K, and any and all instruments or documents filed as part of or in connection with this Form 10-K or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Paul Summers	Chief Executive Officer, President and Chairman	March 31, 2014
Paul Summers	(Principal Executive Officer)

/s/ Barbara Crofts	Chief Financial Officer	March 31, 2014
Barbara Crofts	(Principal Financial and Accounting Officer)

/s/ Timothy Napoleon	Chief Strategist	March 31, 2014
Timothy Napoleon

/s/ Stephen Smith	Director and Vice President	March 31, 2014
Stephen Smith

/s/ Brad Eisenstein	Chief Operating Officer	March 31, 2014
Brad Eisenstein

/s/ Michael Linos	Executive Vice President Sales and a Director	March 31, 2014
Michael Linos

/s/ Mark Walsh	Director	March 31, 2014
Mark Walsh

/s/ David Williams	Director	March 31, 2014
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

58

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
10.21	Director Compensation Plan
10.23	Offer Letter between the Registrant and Barbara Crofts
14	Code of Ethics and Conduct
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

______

** Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

59