Form 10-Q
period 2014-03-31
ALLDIGITAL HOLDINGS, INC.
filed 2014-05-12
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of May 9, 2014, there were 35,631,977 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

2

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,235,232	$1,300,932
Accounts receivable, net of allowance of $25,000 and $10,000	372,940	454,733
Prepaid expenses and other current assets	157,934	82,324
Total current assets	1,766,106	1,837,989
Property and Equipment, net	84,443	86,648
Other Assets
Deposits	11,164	11,164
Intangibles – domain names	22,000	22,000
Total assets	$1,883,713	$1,957,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$564,991	$563,889
Deferred revenue	295,663	355,770
Total current liabilities	860,654	919,659

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none and none issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 35,631,977 and 33,231,977 issued and outstanding, respectively	35,633	33,233
Additional paid-in capital	4,366,582	3,978,462
Accumulated deficit	(3,379,156)	(2,973,553)
Total stockholders’ equity	1,023,059	1,038,142

Total liabilities and stockholders’ equity	$1,883,713	$1,957,801

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$1,158,456	$1,012,107
Cost of sales	965,606	641,022
Gross profit	192,850	371,085
Operating expenses
Selling, marketing, and advertising	221,678	115,450
General and administrative	422,310	428,936
Total operating expenses	643,988	544,386
Loss from operations	(451,138)	(173,301)
Other income (expense)
Interest income	370	159
Interest expense	-	(194)
Other income	46,765	66,847
Total other income (expense)	47,135	66,812
Loss from operations before provision for income taxes	(404,003)	(106,489)
Provision for income taxes	(1,600)	(800)
Net loss	$(405,603)	$(107,289)
Basic and diluted net loss per share	$(0.01)	$(0.00)
Basic and diluted weighted-average shares outstanding	34,871,977	25,444,106

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(405,603)	$(107,289)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,304	10,466
Provision for doubtful accounts	15,000	-
Stock based compensation	21,520	57,169
Stock issued for services	31,500	-
Changes in operating assets and liabilities:
Accounts receivable	66,793	(14,255)
Prepaid expenses and other current assets	(75,610)	(1,697)
Deferred revenue	(60,107)	285,137
Accounts payable and accrued expenses	1,102	70,095
Net cash provided by (used in) operating activities	(389,101)	299,626

Cash Flows From Investing Activities
Purchase of property and equipment	(14,099)	(10,091)
Net cash used in investing activities	(14,099)	(10,091)

Cash Flows From Financing Activities
Issuance of common stock	337,500	-
Proceeds from exercise of stock options	-	1,000
Net cash provided by financing activities	337,500	1,000
Net increase (decrease) in cash and cash equivalents	(65,700)	290,535
Cash and cash equivalents – beginning of period	1,300,932	462,761
Cash and cash equivalents – end of period	$1,235,232	$753,296
Supplemental disclosures of cash flow information:
Interest paid	-	$-
Income taxes paid	$1,600	$800

See accompanying notes to these unaudited consolidated financial statements.

F-3

Supplemental schedule of noncash investing and financing activities:

During the three months ended March 31, 2014 and 2013, the Company entered into no noncash transactions.

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

AllDigital, Inc. (“AllDigital”, or the “Company”) was incorporated in the State of California on August 3, 2009, with the primary purpose of providing digital broadcasting solutions dedicated to managing the complex pairing of cloud-based digital media and digital services with Internet-connected devices.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements in accordance with the accounting principles generally accepted in the United States of America, (“GAAP”), for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended March 31, 2014 are not indicative of the results that may be expected for the fiscal year ending December 31, 2014. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates may also affect the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, estimates of costs used in the calculation of percentage of completion contracts, realization of capitalized assets, valuation of equity instruments and other instruments indexed to the Company’s common stock, and deferred income tax valuation allowances. Actual results could differ from those estimates. Following are discussion of the Company’s significant accounting policies.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting its business. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets and liabilities that may result from the outcome of this uncertainty. The Company has to date incurred recurring losses and has accumulated losses aggregating approximately $3.4 million as of March 31, 2014. The Company’s business strategy includes attempting to increase its revenue through investing further in its product development and sales and marketing efforts, and expanding into certain international markets. The Company intends to finance this portion of its business strategy by using its current working capital resources and cash flows from operations. Management believes its cash flows from operations, together with its liquid assets will be sufficient to fund ongoing operations through at least March 31, 2015. The Company’s business strategy also includes the possibility of engaging in strategic acquisitions or otherwise taking steps to more rapidly increase its growth rates.

Principles of Consolidation

The consolidated financial statements include the accounts of AllDigital, Inc. that are consolidated in conformity with GAAP. AllDigital, Inc. is wholly-owned by AllDigital Holdings, Inc. There are no intercompany transactions as all accounts are in the name of AllDigital, Inc.

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

Nonrecurring revenues include “on-boarding” professional services that involve the development or integration of a customer’s software application, digital service, system, or Application Programming Interface (“API”) to connect with the AllDigital platform. On-boarding professional services projects are typically of a short duration and smaller revenue amounts. The Company recognizes revenue for on-boarding professional services upon project completion and acceptance.

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

Rarely, a customer contract will include revenue arrangements that consist of multiple product and service deliverables. Such contracts are accounted for in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605-25. For the Company’s multiple-element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) are probable and substantially in the control of the Company. Revenue is then allocated to each unit of accounting based on the estimated selling price determined using a hierarchy of evidence based first on Vendor-Specific Objective Evidence (“VSOE”) if it exists, based next on Third-Party Evidence (“TPE”) if VSOE does not exist, and finally, if both VSOE and TPE do not exist, based on the Company’s best estimate of selling price (“BESP”). If deliverables cannot be separated into more than one unit, then the Company does not recognize revenue until all deliverables have been delivered and accepted.

Accounts Receivable

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $25,000 at March 31, 2014 and $10,000 at December 31, 2013. The Company generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development contracts to facilitate its working capital needs.

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

At March 31, 2014, the Company had warrants to purchase 3,892,274 shares of the Company’s common stock and options to purchase 5,061,042 shares of the Company’s common stock outstanding that could potentially increase the number of shares outstanding. At March 31, 2013, the Company had warrants to purchase 3,892,274 shares of the Company’s common stock and options to purchase 4,713,000 shares of the Company’s common stock outstanding that could potentially increase the number of shares outstanding. These instruments were excluded from the computation of the diluted net loss per share for the three months ended March 31, 2014 and 2013, as their impact is anti-dilutive.

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

Assets subject to this classification at March 31, 2014, and December 31, 2013, were cash and cash equivalents and are considered Level 1 assets.

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

Impairment of Long-Lived and Intangible Assets

The Company accounts for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the Company may not recover the carrying amount of an asset. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, the Company recognizes an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. The Company had no impairment charges during the three months ended March 31, 2014 and 2013.

Stock-Based Compensation

The Company accounts for share-based compensation arrangements in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to be based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of our stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data among other information to estimate the expected price volatility and the expected forfeiture rate.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Updates (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU 2013-11 requires that unrecognized tax benefits be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company adopted this guidance effective January 1, 2014. The Company does not believe the adoption of ASU 2013-11 has significant impact on its consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(unaudited)
Furniture and fixtures	$13,568	$13,568
Computer equipment	153,683	139,584
Software	45,833	45,833
Signs	2,050	2,050
Less accumulated depreciation and amortization	(130,691)	(114,387)

	$84,443	$86,648

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(unaudited)
Accounts payable	$355,176	$316,096
Accrued personnel costs	156,253	188,866
Accrued professional fees	52,279	6,800
Other	1,283	52,127

	$564,991	$563,889

NOTE 5 - LEASE OBLIGATIONS

In 2011, the Company entered into a Lease Agreement for office space at 220 Technology Drive, Suite 100, Irvine, California, 92618, which is used as its corporate office. The initial three-year term expires December 31, 2014, and lease renewal is possible upon mutual agreement of the parties. Rent for the remaining lease term is $10,717 per month. Rent expense for the three months ended March 31, 2014 and 2013 was $61,053 and $47,933, respectively.

The Company has entered into various non-cancelable operating leases for computer servers and phone equipment. At March 31, 2014, future minimum rental commitments under these operating leases are:

Year ended
March 31,
2015	$195,517
2016	62,676
2017	39,611
Total	$297,804

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Board of Directors has the authority to issue Preferred Stock in one or more series and to, within the limits set forth by Nevada law and without shareholder action:

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

The issuance of Preferred Stock by the Company’s Board of Directors could adversely affect the rights of holders of our common stock. The potential issuance of Preferred Stock may:

●	have the effect of delaying or preventing a change in control of the Company;

●	discourage bids for the common stock at a premium over the market price of the common stock; and

●	adversely affect the market price of, and the voting and other rights of the holders of our common stock.

As of March 31, 2014, there were no shares of preferred stock issued or outstanding.

Common Stock

2,250,000 shares of the Company’s common stock were sold in January 2014 at a price of $0.15 per share to a newly appointed member of the Company’s Board of Directors and executive officer. 150,000 shares of common stock were issued in February 2014 as compensation to a service provider.

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

A summary of the status of the options granted is as follows:

	Number of Shares Underlying Options	Weighted average exercise price	Weighted Average remaining contractual term - years
Outstanding, December 31, 2013	6,649,500	$0.22	8.70
Granted	2,770,500	$0.19	9.88
Forfeited/Expired	(4,358,958)	$0.16	-
Outstanding, March 31, 2014	5,061,042	$0.20	9.26
Exercisable, March 31, 2014	968,077	$0.27	7.84
Expected to vest, March 31, 2014(*)	3,515,210	$0.19	9.60

(*) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

At March 31, 2014, 3,438,958 shares of common stock were available for grant under the Plan.

As of March 31, 2014, there was $549,100 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 3.7 years . The aggregate intrinsic value of the options outstanding at March 31, 2014 was $214,385, and the aggregate intrinsic value of the options exercisable or expected to vest in the future was $172,496 .

Stock-based compensation expense for the three months ended March 31, 2014 and 2013 was $21,520 and $57,169 respectively.

The fair value of the options granted by AllDigital Holdings, Inc., for the three months ended March 31, 2014 and 2013 is estimated at $526,395 and $66,000 respectively.

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

	Period Ended
	March 31, 2014	December 31, 2013
Dividend yield	—	—
Risk-free interest rate	1.60%	1.66% to 3.04%
Volatility	196%	196%
Expected life (in years)	7.0	6.5
Weighted average grant date fair value per share of options granted	$0.19	$0.15

The dividend yield is zero as the Company has not paid and currently does not anticipate paying dividends.

The risk-free interest rate is based on the U.S. Treasury bond.

Volatility is estimated based on comparable companies in the industry.

Warrants

A summary of the status of the warrants granted is as follows:

	Shares issuable upon exercising of outstanding warrants	Weighted-average exercise price

Outstanding – December 31, 2013	3,892,274	$0.49
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding – March 31, 2014	3,892,274	$0.49

Exercisable – March 31, 2014	3,892,274	$0.49

The following table summarizes information about warrants outstanding at March 31, 2014:

Outstanding				Exercisable
Range of exercise prices	Number of shares issuable upon exercise of warrants outstanding	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Number of warrants exercisable	Weighted-average exercise price
$0.25	150,000	2.41	$0.25	150,000	$0.25
$0.275	60,000	2.33	$0.275	60,000	$0.275
$0.50	3,682,274	0.43	$0.50	3,682,274	$0.50
$0.25 - $0.50	3,892,274	0.53	$0.49	3,892,274	$0.49

NOTE 7 - INCOME TAXES

The Company establishes a valuation allowance when it is more likely than not that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of March 31, 2014 and December 31, 2013, the valuation allowance for deferred tax assets totaled approximately $864,000 and $717,000, respectively. For the three months ended March 31, 2014, the increase in the valuation allowance was $147,000.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of March 31, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $2.0 million and $1.9 million, respectively, which begin to expire in 2027. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

The Company has not recognized any liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2014 and December 31, 2013, the Company had no interest or penalties. For Federal purposes, the years subject to examination are 2010-2013. For California purposes, the years subject to examination are 2009-2013.

NOTE 8 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Major Customers

At March 31, 2014 and December 31, 2013, four and two customers accounted for 78% and 71% of the outstanding accounts receivable, respectively.

For the three months ended March 31, 2014 and 2013, three and five customers accounted for 69% and 85% of total revenue, respectively.

Major Vendors

At March 31, 2014 and December 31, 2013, three and three vendors accounted for 46% and 85% of the outstanding accounts payable, respectively.

For the three months ended March 31, 2014 and 2013, two and four vendors accounted for 45% and 73% of total purchases, respectively.

Concentrations of Credit Risk

Financial instruments that may subject the Company to credit risk include uninsured cash-in-bank balances. The Company places its cash with high quality financial institutions located in Southern California. From time to time, such balances exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash balances. As of March 31, 2014, the Company’s uninsured cash balance was $1,014,430.

NOTE 9 - SEGMENT INFORMATION

The Company currently operates in one business segment, digital media services. All fixed assets are located at the Company’s headquarters and data centers located in the United States. All sales for the three months ended March 31, 2014 were in the United States and Canada.

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

Results of Operations – Three Months Ended March 31, 2014 and 2013

The following discussions are based on the consolidated balance sheets as March 31, 2014 (unaudited) and December 31, 2013 and statements of operations for the three months ended March 31, 2014 and 2013 (unaudited) and notes thereto.

The tables presented below, which compare AllDigital’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

Three Months Ended March 31, 2014 (Unaudited) Compared to

Three Months Ended March 31, 2013 (Unaudited)

	For the three months ended March 31,		Dollar variance favorable	% variance favorable
	2014	2013	(unfavorable)	(unfavorable)
Net sales	$1,158,456	$1,012,107	$146,349	14.5%
Cost of sales	965,606	641,022	(324,584)	(50.6)
Gross profit	192,850	371,085	(178,235)	(48.0)

Operating expenses
Selling, marketing and advertising	221,678	115,450	(106,228)	(92.0)
General and administrative	422,310	428,936	6,626	1.5
Total operating expenses	643,988	544,386	(99,602)	(18.3)

Loss from operations	(451,138)	(173,301)	(277,837)	(160.3)

Other income (expense)
Interest income	370	159	211	132.7
Interest expense	-	(194)	194	100.0
Other income	46,765	66,847	(20,082)	(30.0)
Total other income (expense)	47,135	66,812	(19,677)	(124.1)

Loss before provision for income taxes	(404,003)	(106,489)	(297,514)	(279.4)
Provision for income taxes	(1,600)	(800)	(800)	(100.0)
Net loss	$(405,603)	$(107,289)	$(298,314)	(278.0)%

Net Sales. Net sales increased by $146,349, or 15% in the first quarter of 2014 compared to the first quarter of 2013, as a result of the $203,208 increase in non-recurring projects revenue, offset by a $56,859 decrease in recurring monthly maintenance and support contracts with new and existing customers.

Gross Profit. Gross profit decreased by $178,235, or 48%, in the first quarter of 2014 compared to the first quarter of 2013. The decrease in gross profit resulted from an increase in the cost of sales by $324,584 that exceeded the increase in net sales of $146,349. The following increases comprised the major part of increase in cost of sales in the first quarter of 2014: $193,007 in 3rd party contracted resources (for engineering and software development resources for projects), $66,624 in salaries and related expenses, an increase of $50,958 in data center operating cost (principally related to AllDigital Cloud hosting capacity), and an increase of $13,867 in travel. The cost of engineering and development human resources in the first quarters of both 2014 and 2013, including both our employees and 3rd party contracted resources, was approximately 95% of our cost of sales in each period. Fluctuation in the costs we incur for 3rd party resources will occur as we endeavor to optimize the mix between our internal resources and outside contractors with specialized expertise, and also to manage workload peaks without hiring additional employees who might later be under-utilized during workload troughs. Maximization of gross profit is dependent on our ability to identify and engage the most cost-effective of these resources at any time, based upon particular technological skills required to fulfill our clients’ rapidly changing needs.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased by $106,228, or 92%, in the first quarter of 2014 compared to the first quarter of 2013. The increase resulted from increases of $65,615 in salary and payroll related expenses, primarily due to additional employees in 2014 as compared to 2013, $32,581 in advertising, and $4,091 in business travel and conference participation. Other expenses within selling, marketing and advertising increased by $3,941.

General and Administrative Expenses. General and Administrative expenses decreased by $6,626 or 2%, in the first quarter of 2014 compared to the first quarter of 2013. The net decrease resulted from a decrease of $77,191 in salary and payroll related expenses, offset by an increase in $71,788 in fees for legal, accounting and other professional services, $2,418 in business insurance expense, and $6,380 in public reporting expense. Other items within general and administrative expense increased by $3,231.

Other Income. Other income was $47,135 in the first quarter of 2014 compared to $66,812 in the first quarter of 2013, the result of settlements with, respectively, a former supplier and a former customer.

Liquidity and Capital Resources

Working capital as of March 31, 2014 and December 31, 2013 was $905,452 and $918,330, respectively. We had accumulated losses of $3,379,156 and $2,973,553 at March 31, 2014 and December 31, 2013, respectively. Our available capital resources at March 31, 2014, consisted primarily of $1.2 million in cash and cash equivalents. We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any. As of March 31, 2014, we had current assets of $1,766,106, including $1,235,232 in cash and cash equivalents.

Cash decreased $55,492 from $1,300,932 at December 31, 2013 to $1,235,232 at March 31, 2014, due primarily to the net cash used in operating activities of $389,102 during the first three months of 2014, offset by $337,500 received for sale of common stock. The net loss of $405,603 was the largest component of the net cash used in operating activities for the period. This loss was offset by non-cash expenses during the period, including $16,304 for depreciation and amortization, $21,520 for stock based compensation, $31,500 in common stock issued to a service provider, and $15,000 provision for doubtful accounts. Net cash used in operating activities also reflected a decrease of $60,107 in deferred revenue, a decrease in accounts receivable of $66,793, while also reflecting increases of $1,102 in accounts payable and accrued expenses, and $75,610 in prepaid expenses and other current assets.

Investing activities used $14,098 of cash in the first three months of 2014 for the purchase of computer equipment. Cash of $337,500 was provided by financing activities in the first three months of 2014, due to the January sale shares of our common stock to an accredited investor.

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

We are seeking to accelerate our revenue growth during the remainder of 2014 and may participate in strategic joint ventures or acquisitions in the next twelve months. As a result we may need additional liquidity and capital resources in 2014. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2014 that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

We generated negative cash flows from operations during the year ended December 31, 2013 and the three months ended March 31, 2014, and have limited cash. If we continue to use cash in our operations, we will need to raise additional capital. Given our early stage of operations, we do not expect that bank or other institutional debt financing will be available. We expect that any capital we raise will be through the issuance of equity and equity-linked securities, including common stock, preferred stock, warrants or and convertible debt. We have no commitments from any parties to provide capital and may not be able to raise capital on reasonable terms, or at all. Factors affecting the availability and price of capital may include the following:

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

During the year ending December 31, 2013, our four largest customer relationships accounted for approximately 82% of our total revenue. During the three months ended March 31, 2014, our four largest customer relationships accounted for approximately 78% of our total revenue. Our agreements with many of these key customers and/or partners expire in any given year unless renewed by the customer and/or partner, are terminable at any time upon short-term notice, or are otherwise generally terminable during 2014. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

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

The market for digital broadcasting solutions is relatively new and evolving. As a result, we cannot be certain that a viable market for our products and services will be sustainable. Factors that may inhibit the growth of this market include:

●	Our customers may limit their distribution of digital media and related digital services to devices because of issues related to protection of copyrights, media and entertainment company studio approvals related to content protection, royalty payments to artists and publishers, illegal copying and distribution of data and other intellectual property rights issues.

●	Congestion of data networks, or consumer reluctance to purchase high-speed Internet connectivity for their device, may limit the growth of the distribution of content and related digital services to devices.

●	Consumers may determine not to view or access digital services on their devices because of, among other factors, poor reception of the broadcast or other delivery of the services, or the creation or expansion of competing technologies, that provide a similar service at lower cost or with better features.

●	New laws and regulations may negatively affect consumers’ and businesses’ use of the Internet or devices, thereby reducing demand.

●	If the market for digital broadcasting solutions does not continue to grow, or grows more slowly than expected, our business, results of operations and financial condition will be significantly harmed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As disclosed on Form 8K filed with the SEC on January 27, 2014, the Company issued 2,250,000 shares of its common stock (the “Shares”) to Michael Linos at a purchase price of $0.15 per share, concurrent with his appointment to serve as a member of the Board of Directors and Executive Vice President of Sales. The Shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated by the Securities and Exchange Commission thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits

		Where Located
Exhibit Number	Description#	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.21	Director Compensation Plan	10-K	333-141676	10.21	1/9/2014

10.22	Offer Letter between the Registrant and Brad Eisenstein*	8-K	333-141676	10.1	1/9/2014

10.23	Offer Letter between the Registrant and Barbara Crofts	10-K	333-141676	10.23	1/9/2014

10.19	Employment Agreement between the Registrant and Michael Linos*	8-K	333-141676	10.1	1/31/2014

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Where Located
Exhibit Number	Description#	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document (**)					X

101.SCH	XBRL Taxonomy Extension Schema (**)					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (**)					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase (**)					X

101.LAB	XBRL Taxonomy Extension Label Linkbase (**)					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (**)					X

(**)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

(#)	Certain of the agreements filed as exhibits to this report contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLDIGITAL HOLDINGS, INC.

May 12, 2014	By:	/s/ Paul Summers
Date		Paul Summers,
Chief Executive Officer

May 12, 2014		/s/ Barbara Crofts
Date		Barbara Crofts,
Chief Financial Officer and Principal Accounting Officer

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

(*)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

