Form 10-Q
period 2014-06-30
ALLDIGITAL HOLDINGS, INC.
filed 2014-08-14
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 333-141676

ALLDIGITAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5354797
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

220 Technology Drive Suite 100, Irvine, California	92618
(Address of principal executive offices)	(zip code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non–accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 14, 2014, there were 36,375,567 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Form 10-Q”), other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward—looking statements include, but are not limited to, statements concerning projected sales, costs, expenses and gross margins; our accounting estimates, assumptions and judgments; the prospective demand for our products; the projected growth in our industry; the competitive nature of and anticipated growth in our industry; and our prospective needs for, and the availability of, additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of this Report, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

2

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$456,045	$1,300,932
Accounts receivable, net of allowance of $-0- and $10,000	216,898	454,733
Prepaid expenses and other current assets	93,004	82,324
Total current assets	765,947	1,837,989
Property and Equipment, net	133,649	86,648
Assets under Capital Lease, net	86,621	—
Deposits	11,164	11,164
Intangibles – domain names	25,763	22,000
Total assets	$1,023,144	$1,957,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$625,717	$563,889
Capital lease obligations, current portion	27,568	—
Deferred revenue	85,088	355,770
Total current liabilities	738,373	919,659
Capital Lease Obligations, long-term portion	58,585	—
Total liabilities	796,958	919,659
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none and none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized, 36,275,567 and 33,231,977 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	36,276	33,233
Additional paid-in capital	4,497,583	3,978,462
Accumulated deficit	(4,307,673)	(2,973,553)
Total stockholders’ equity	226,186	1,038,142

Total liabilities and stockholders’ equity	$1,023,144	$1,957,801

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$654,213	$1,026,187	$1,812,669	$2,038,294
Cost of sales	909,817	644,516	1,875,423	1,285,538
Gross profit (loss)	(255,604)	381,671	(62,754)	752,756
Operating expenses
Selling, marketing, and advertising	192,616	99,051	414,294	214,501
General and administrative	458,395	404,866	880,705	833,802
Total operating expenses	651,011	503,917	1,294,999	1,048,303
Loss from operations	(906,615)	(122,246)	(1,357,753)	(295,547)

Other income (expense)
Interest income	211	125	581	284
Interest expense	(518)	—	(518)	—
Other income (expense)	(21,595)	—	25,170	66,653
Total other income (expense)	(21,902)	125	25,233	66,937
Loss from operations before provision for income taxes	(928,517)	(122,121)	(1,332,520)	(228,610)
Provision for income taxes	—	—	(1,600)	(800)
Net loss	$(928,517)	$(122,121)	$(1,334,120)	$(229,410)
Basic and diluted net loss per share	$(0.03)	$(0.00)	$(0.04)	$(0.01)
Basic and diluted weighted-average shares outstanding	35,862,746	25,444,728	35,370,099	25,444,419

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(1,334,120)	$(229,410)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,434	23,944
Provision for doubtful accounts	3,713	—
Stock based compensation	58,165	86,684
Stock issued for services	41,000	—
Loss on disposal of property and equipment	(21,595)	—
Changes in operating assets and liabilities:
Accounts receivable	234,122	14,335
Prepaid expenses and other current assets	21,415	(2,279)
Deferred revenue	(270,682)	514,018
Accounts payable and accrued expenses	61,827	82,791
Net cash provided by (used in) operating activities	(1,168,721)	490,083

Cash Flows From Investing Activities
Purchase of property and equipment	(81,384)	(41,444)
Payment for intangible-domain name	(3,763)	—
Net cash used in investing activities	(85,147)	(41,444)

Cash Flows From Financing Activities
Payments of Capital lease obligations	(3,519)	—
Issuance of common stock	412,500	—
Proceeds from exercise of stock options	—	1,000
Net cash provided by financing activities	408,981	1,000
Net increase (decrease) in cash and cash equivalents	(844,887)	449,639
Cash and cash equivalents – beginning of period	1,300,932	462,761
Cash and cash equivalents – end of period	$456,045	$912,400

Supplemental disclosures of cash flow information:
Interest paid	518	—
Income taxes paid	$1,600	$800

Supplemental schedule of noncash investing and financing activities:
During the six months ended June 30, 2014 the Company entered into noncash capital lease financing for computer and other equipment in amounts totaling $89,672. During the six months ended June 2013, the Company entered into no noncash transactions.

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS

AllDigital, Inc. (“AllDigital” or the “Company”) was incorporated in the State of California on August 3, 2009, with the primary purpose of providing digital broadcasting solutions dedicated to managing the complex pairing of cloud-based digital media and digital services with Internet-connected devices.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements in accordance with the accounting principles generally accepted in the United States of America, (“GAAP”), for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended June 30, 2014 are not indicative of the results that may be expected for the fiscal year ending December 31, 2014. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting its business. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets and liabilities that may result from the outcome of this uncertainty. The Company has to date incurred recurring losses and has accumulated losses aggregating approximately $3.4 million as of June 30, 2014. The Company’s business strategy includes attempting to increase its revenue through investing further in its product development and sales and marketing efforts, and expanding into certain international markets. The Company intends to finance this portion of its business strategy by using its current working capital resources and cash flows from operations. Management believes its cash flows from operations, together with its liquid assets will be sufficient to fund ongoing operations through at least June 30, 2015. The Company’s business strategy also includes the possibility of engaging in strategic acquisitions or otherwise taking steps to more rapidly increase its growth rates.

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

Accounts Receivable

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was zero at June 30, 2014 and $10,000 at December 31, 2013. The Company generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development contracts to facilitate its working capital needs.

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

At June 30, 2014, the Company had warrants to purchase 3,892,274 shares of the Company’s common stock and options to purchase 5,621,769 shares of the Company’s common stock outstanding that could potentially increase the number of shares outstanding. At June 30, 2013, the Company had warrants to purchase 3,892,274 shares of the Company’s common stock and options to purchase 2,547,431 shares of the Company’s common stock outstanding that could potentially increase the number of shares outstanding. These instruments were excluded from the computation of the diluted net loss per share for the three months ended June 30, 2014 and 2013, as their impact is anti-dilutive.

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

Assets subject to this classification at June 30, 2014, and December 31, 2013, were cash and cash equivalents and are considered Level 1 assets.

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

Impairment of Long-Lived and Intangible Assets

The Company accounts for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the Company may not recover the carrying amount of an asset. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, the Company recognizes an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. The Company had no impairment charges during the three or six months ended June 30, 2014 and 2013.

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

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(unaudited)

Furniture and fixtures	$13,567	$13,568
Computer equipment	170,519	139,584
Software	96,283	45,833
Signs	2,050	2,050
Less accumulated depreciation and amortization	(148,770)	(114,387)

	$133,649	$86,648

NOTE 4 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(unaudited)

Accounts payable	$347,805	$236,246
Accrued personnel costs	212,605	188,867
Accrued professional fees	144,521	85,430
Other	58,507	53,346

	$625,717	$563,889

NOTE 5 — LEASE OBLIGATIONS

Capital Leases

The following is an analysis of property under capital leases by major classes at June 30, 2014. As of December 31, 2013, the Company held no assets under capital leases.

Classes of Property
Leasehold improvements	20,182
Computer equipment	69,490
Total assets under capital leases	89,672
Less: Accumulated amortization	(3,051)
Capital leased assets, net of depreciation	86,621

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of June 30, 2014.

Year ended June 30,
2015	32,616
2016	32,616
2017	30,088
Total minimum lease payments	95,320
Less: Amount representing interest	(9,167)
Present value of net minimum lease payments	86,153

The present value of net minimum lease payments is reflected in the balance sheet as current and noncurrent obligations under capital leases of $27,568 and $58,585, respectively.

Operating Leases

In 2011, the Company entered into a Lease Agreement for office space at 220 Technology Drive, Suite 100, Irvine, California, 92618, which is used as its corporate office. The initial three-year term expires December 31, 2014, and lease renewal is possible upon mutual agreement of the parties. Rent for the remaining lease term is $10,717 per month. Rent expense for the six months ended June 30, 2014 and 2013 was $123,923 and $96,296, respectively.

The Company has entered into various non-cancelable operating leases for computer servers and phone equipment. At June 30, 2014, future minimum rental commitments under these operating leases are:

Year ended June 30,
2015	$151,469
2016	60,751
2017	24,757
Total	$236,977

NOTE 6 — STOCKHOLDERS’ EQUITY

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

As of June 30, 2014, there were no shares of preferred stock issued or outstanding.

Common Stock

2,250,000 shares of the Company’s common stock were sold in January 2014 at a price of $0.15 per share to a newly appointed member of the Company’s Board of Directors and executive officer. 150,000 shares of common stock were issued in February 2014 as compensation to a service provider. In May, 2014, the Company sold 400,000 shares and 100,000 shares of its common stock, respectively, to two of its officers who are also members of its board of directors, at a purchase price of $0.15 per share. In May and June 2014, respectively, 66,667 shares and 76,923 shares of the Company’s common stock were issued to a service provider.

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

A summary of the status of the options granted is as follows:

	Number of Shares Underlying Options	Weighted average exercise price	Weighted Average remaining contractual term - years
Outstanding, December 31, 2013	6,649,500	$0.22	8.21
Granted	4,110,500	$0.16	9.22
Forfeited/Expired	(5,138,231)	$0.22	—
Outstanding, June 30, 2014	5,621,769	$0.18	9.31
Exercisable, June 30, 2014	958,575	$0.25	7.69
Expected to vest, June 30, 2014(*)	4,004,923	$0.16	9.64

 (*) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate of 14% to the unvested options.

At June 30, 2014, 5,621,769 shares of common stock were reserved for issuance under outstanding options under the Plan and 2,878,231 shares of common stock were available for grant under the Plan.

As of June 30, 2014, there was $588,774 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 3.6 years. The aggregate intrinsic value of the options outstanding at June 30, 2014 was $45,610, and the aggregate intrinsic value of the options exercisable or expected to vest in the future was $39,304.

Stock-based compensation expense for the six months ended June 30, 2014 and 2013 was $58,165 and $86,684 respectively.

The fair value of the options granted by AllDigital Holdings, Inc., for the six months ended June 30, 2014 and 2013 is estimated at $663,153 and $241,370 respectively.

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

	Period Ended
	June 30, 2014	December 31, 2013
Dividend yield	—	—
Risk-free interest rate	1.69%	1.66% to 3.04%
Volatility	196%	196%
Expected life (in years)	7.0	6.5
Weighted average grant date fair value per share of options granted	$0.16	$0.15

The dividend yield is zero as the Company has not paid and currently does not anticipate paying dividends.

The risk-free interest rate is based on the U.S. Treasury bond.

Volatility is estimated based on comparable companies in the industry.

Warrants

A summary of the status of the warrants granted is as follows:

	Shares issuable upon exercising of outstanding warrants	Weighted- average exercise price

Outstanding – December 31, 2013	3,892,274	$0.49
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding – June 30, 2014	3,892,274	$0.49

Exercisable – June 30, 2014	3,892,274	$0.49

The following table summarizes information about warrants outstanding at June 30, 2014:

Outstanding				Exercisable
Range of exercise prices	Number of shares issuable upon exercise of outstanding warrants	Weighted-average remaining contractual life (in years)	Weighted- average exercise price	Number of warrants exercisable	Weighted- average exercise price
$0.25	150,000	2.17	$0.25	150,000	$0.25
$0.275	60,000	2.08	$0.275	60,000	$0.275
$0.50	3,682,274	0.18	$0.50	3,682,274	$0.50
$0.25 — $0.50	3,892,274	0.28	$0.49	3,892,274	$0.49

NOTE 7 — INCOME TAXES

The Company establishes a valuation allowance when it is more likely than not, that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of June 30, 2014 and December 31, 2013, the valuation allowance for deferred tax assets totaled approximately $1.2 million and $0.7 million, respectively. For the six months ended June 30, 2014, the increase in the valuation allowance was $0.5 million.

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

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2014 and December 31, 2013, the Company had no accrual for the payment of interest or penalties. For Federal purposes, the years subject to examination are 2010-2014. For California purposes, the years subject to examination are 2009-2014.

NOTE 8 — COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Major Customers

At June 30, 2014 and December 31, 2013, three and two customers accounted for 72% and 71% of the outstanding accounts receivable, respectively.

For the three months ended June 30, 2014 and 2013, three and four customers accounted for 50% and 90% of total revenue, respectively.

For the six months ended June 30, 2014 and 2013, three and four customers accounted for 61% and 81% of total revenue, respectively.

Major Vendors

At June 30, 2014 and December 31, 2013, three and three vendors accounted for 49% and 85% of the outstanding accounts payable, respectively.

For the three months ended June 30, 2014 and 2013, two and four vendors accounted for 36% and 73% of total purchases, respectively.

For the six months ended June 30, 2014 and 2013, two and four vendors accounted for 24% and 73% of total purchases, respectively.

Concentrations of Credit Risk

Financial instruments that may subject the Company to credit risk include uninsured cash-in-bank balances. The Company places its cash with high quality financial institutions located in Southern California. From time to time, such balances exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash balances. As of June 30, 2014, the Company’s uninsured cash balance was $206,045.

NOTE 9 — SEGMENT INFORMATION

The Company currently operates in one business segment, digital media services. All fixed assets are located at the Company’s headquarters and data centers are located in the United States. All sales for the three months ended June 30, 2014 were in the United States and Canada.

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

General Business Overview

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

Client and Product Development Update

In July 2014, we entered into agreements with two new strategic clients that we believe will bring us new opportunities. Both clients are currently in a “discovery” phase and, depending on the results of that process, may or may not elect to not move forward with their respective projects with us. During the three months ended June 30, 2014, we also signed a significant, video-on-demand (“VoD”) paid proof of concept with a content delivery partner, which we believe will result in new sales opportunities during the remainder of 2014. We believe that the combination of these and other new customer commitments could represent approximately $750,000 in additional client revenue in 2014.

The rapid growth of consumer consumption and adoption of over-the-top (“OTT”) video remains a key area of our focus. Strategic Analytics forecasts that North America OTT subscription video revenues alone will increase 116% to $8.8 billion between 2013 and 2019. At the same time, sales of devices that support OTT content are also increasing. Strategy Analytics forecasts that the segment will increase 54% this year compared to 2013, climbing to more than 35 million units sold. A recent study from Parks Associates found that 20% of U.S. households have a streaming device, up from 14% in 2012.

Our sales pipeline has improved in July and August 2014 as global brands continue to engage companies like ours to distribute and monetize their media content. There are emerging opportunities to either acquire the rights to digitally distribute media content, or share in the upside of digital media globalization through revenue sharing arrangements. We believe that the rapid growth of the OTT market in terms of both the number of installed devices (e.g., Amazon FireTV, AppleTV, Roku, etc.) and global consumption of digital media will represent a significant growth opportunity for us as we believe that we are uniquely positioned to take advantage of this paradigm shift.

From a sales and business development perspective, we continue to focus on providing VoD, live streaming, third party data integration (such as news, weather, sports) and high-speed notifications with an emphasis on TV apps, mobile and syndication points via web browsers to the desktop. Our ultimate goal is to provide ultra-low latency solutions that will accelerate the rapid globalization of media content with an emphasis on the creation, management and monetization of TV apps and virtual “channels” of VoD and live media content.

To power our next generation solutions, we continue to make progress in the development of our ultra-low latency live streaming server platform as well as an updated version of our AllDigital Cloud digital broadcasting platform (“AD Cloud v2”). As we get closer to the formal launch of AD Cloud v2, we anticipate an increase in the use of partner resources such as Akamai CDN Delivery and Amazon Web Services to power and support its digital broadcasting content management system and application frameworks. We anticipate an improved customer experience, greater scalability, and more favorable cost structure from AD Cloud v2 due to its micro services architecture.

Results of Operations – Three Months Ended June 30, 2014 and 2013

The following discussions are based on the consolidated balance sheets as June 30, 2014 (unaudited) and December 31, 2013 and statements of operations for the three months ended June 30, 2014 and 2013 (unaudited) and notes thereto.

The tables presented below, which compare AllDigital’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns. Where percentages would not be meaningful, an asterisk is shown.

Three Months Ended June 30, 2014 (Unaudited) Compared to

Three Months Ended June 30, 2013 (Unaudited)

	For the three months ended June 30,		Dollar variance favorable	% variance favorable
	2014	2013	(unfavorable)	(unfavorable)
Net sales	$654,213	$1,026,187	$(371,974)	(36.2)%
Cost of sales	909,817	644,516	(265,301)	(41.2)
Gross profit (loss)	(255,604)	381,671	(637,275)	(167.0)

Operating expenses
Selling, marketing and advertising	192,616	99,051	(93,565)	(94.5)
General and administrative	458,395	404,866	(53,529)	(13.2)
Total operating expenses	651,011	503,917	(147,094)	(29.2)

Loss from operations	(906,615)	(122,246)	(784,369)	(641.6)

Other income (expense)
Interest income	211	125	86	68.8
Interest expense	(518)	—	(518)	*
Other expense	(21,595)	—	(21,595)	*
Total other income (expense)	(21,902)	125	(22,027)	*

Loss before provision for income taxes	(928,517)	(122,121)	(806,396)	(660.3)
Provision for income taxes	—	—	—	*
Net loss	$(928,517)	$(122,121)	$(806,396)	(660.3)%

Net Sales. Net sales decreased by $371,974, or 36% in the second quarter of 2014 compared to the second quarter of 2013, as a result of the $262,042 decrease in non-recurring projects revenue, added to a $109,932 decrease in recurring monthly maintenance and support contracts with new and existing customers. In the remainder of 2014, we believe that the combination of various new customer commitments and a significant VOD paid proof of concept we signed with a content delivery partner will contribute to a significant increase in revenues. See “Management’s Discussion & Analysis of Financial Condition and Results of Operations — “Client and Product Development Update”.

Gross Profit (Loss). We incurred a gross loss of $255,604 in the second quarter of 2014, a decreased of $637,275, or 167%, compared to a gross profit of $381,671 in the second quarter of 2013. The significant decrease in gross profit was as a result of the increase in cost of sales by $265,302 and the decrease in net sales by $371,974. The increase in cost of sales during the second quarter of 2014 was primarily comprised of the following increases: $128,177 in salaries and related expenses, $80,119 in 3rd party contracted resources (for engineering and software development resources for projects), an increase of $47,800 in facilities and data center operating cost (principally related to AllDigital Cloud hosting capacity), and an increase of $9,206 in travel. The cost of engineering and development human resources in the second quarters of both 2014 and 2013, including both our employees and 3rd party contracted resources, was approximately 87% and 90%, of our cost of sales in each respective period. The significant increase in cost of sales was due to a significant business interruption we experienced during late 2013 and early 2014, in part, due to the turnover of numerous employees including project managers, developers, and certain executives. In order to continue to operate our digital broadcasting platform as well as satisfy existing client contracts and commitments, we incurred extraordinary expenses in the form of recruitment fees, third party consulting fees, credits due to customers and increased payroll expense, all of which we believe will not continue in the future. Fluctuation in the costs we incur for 3rd party resources will occur as we endeavor to optimize the mix between our internal resources and outside contractors with specialized expertise, and also to manage workload peaks without hiring additional employees who might later be under-utilized during workload troughs. Maximization of gross profit is dependent on our ability to identify and engage the most cost-effective of these resources at any time, based upon particular technological skills required to fulfill our clients’ rapidly changing needs.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased by $93,565, or 95%, in the second quarter of 2014 compared to the second quarter of 2013. The increase resulted from increases of $51,377 in salary and payroll related expenses, primarily due to the hiring of additional employees in 2014, an increase of $33,002 in professional consulting and outside services, and an increase of $11,839 in business travel. Other expenses within selling, marketing and advertising decreased by $2,655. We recently reduced our monthly operating expenses significantly by eliminating, consolidating or reducing non-essential services such as inefficient sales resources, various third party consulting fees, and other cost reduction measures. We believe that additional cash flow efficiencies can be achieved, depending on business requirements, to further reduce cash burn, and put us on a path to cash flow break-even or profitability.

General and Administrative Expenses. General and Administrative expenses increased by $53,528 or 13%, in the second quarter of 2014 compared to the second quarter of 2013. The net increase resulted from an increase in fees for legal, accounting and other professional services of $49,025 and an increase in business insurance expense of $2,738 offset by a decrease in salary and payroll related expenses of $6,293. Other items within general and administrative expenses increased by $5,646.

Other Income (Expense). Other Income (Expense) was principally influenced by the write-off of $21,595 in cost for software that was determined to be without value. Interest expense of $518 was incurred for the recent capital lease financing of computer and other equipment, while interest income of $211 was earned for cash on deposit.

Results of Operations – Six Months Ended June 30, 2014 and 2013

The following discussions are based on the consolidated balance sheets as June 30, 2014 (unaudited) and December 31, 2013 and statements of operations for the six months ended June 30, 2014 and 2013 (unaudited) and notes thereto.

The tables presented below, which compare AllDigital’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns. Where percentages would not be meaningful, an asterisk is shown.

Six Months Ended June 30, 2014 (Unaudited) Compared to

Six Months Ended June 30, 2013 (Unaudited)

	For the six months ended June 30,		Dollar variance favorable	% variance favorable
	2014	2013	(unfavorable)	(unfavorable)
Net sales	$1,812,669	$2,038,294	$(225,625)	(11.1)%
Cost of sales	1,875,423	1,285,538	(589,885)	(45.9)
Gross profit (loss)	(62,754)	752,756	(815,510)	(108.3)

Operating expenses
Selling, marketing and advertising	414,294	214,501	(199,793)	(93.1)
General and administrative	880,705	833,802	(46,903)	(5.6)
Total operating expenses	1,294,999	1,048,303	(246,696)	(23.5)

Loss from operations	(1,357,753)	(295,547)	(1,062,206)	(359.4)

Other income (expense)
Interest income	581	284	297	104.6
Interest expense	(518)	—	(518)	*
Other income (expense)	25,170	66,653	(41,483)	(62.2)
Total other income (expense)	25,233	66,937	(41,704)	(62.3)

Loss before provision for income taxes	(1,332,520)	(228,610)	(1,103,910)	(482.9)
Provision for income taxes	(1,600)	(800)	(800)	(100.0)
Net loss	$(1,334,120)	$(229,410)	$(1,104,710)	(481.5)%

Net Sales. Net sales decreased by $225,625, or 11%, in the first six months of 2014 compared to the first six months of 2013. This was a result of the $166,790 decrease in recurring monthly maintenance and support contracts with new and existing customers, in addition to the $58,835 decrease in non-recurring projects revenue.

Gross Profit (Loss). We incurred a gross loss of $62,754 in the first six months of 2014, a decreased of $815,510, or 108%, compared to a gross profit of $752,756 in the first six months of 2013. The significant decrease in gross profit was as a result of the increase in cost of sales by $589,885 and the decrease in net sales by $225,625. The increase in cost of sales during the first six months of 2014 was primarily due to the following increases: $273,126 in 3rd party contracted resources (for engineering and software development resources for projects), $195,058 in salaries and related expenses, $98,628 in data center and facilities operating cost (principally related to AllDigital Cloud hosting capacity), and $23,073 in travel. The cost of engineering and development human resources in the first half of both 2014 and 2013, including both our employees and 3rd party contracted resources, was approximately 86% and 89%, of our cost of sales in each respective period. The significant increase in cost of sales was due to a significant business interruption we experienced during late 2013 and early 2014, in part, due to the turnover of numerous employees including project managers, developers, and certain executives. In order to continue to operate our digital broadcasting platform as well as satisfy existing client contracts and commitments, we incurred extraordinary expenses in the form of recruitment fees, third party consulting fees, credits due to customers and increased payroll expense, all of which we believe will not continue in the future.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased by $199,793, or 93%, in the six months of 2014 compared to the first six months of 2013. The increase resulted from increases of $116,992 in salary and payroll related expenses (primarily due to additional employees in 2014 as compared to 2013), $31,857 in professional consulting and outside services, $31,857 in advertising, and $15,930 in business travel.

General and Administrative Expenses. General and Administrative expenses increased by $46,903 or 6%, in the first six months of 2014 compared to the first six months of 2013. The increase resulted from an increase in fees for legal, accounting and other professional services of $124,925, an increase in salary and payroll related expenses of and an increase in business insurance expense of $5,156, offset by a decrease in salary and payroll related expenses by $83,485. Other items within general and administrative expense increased by $307.

Other Income. The net amount of other income decreased by $41,704, or 62%, in the first six months of 2014 as compared to the first six months of 2013. Included in the 2014 total was a write-off of $21,595 of cost for software that was determined to be without value offset by a $46,765 favorable financial settlement with a former supplier. In 2013, the comparative other income amount resulted from a settlement with a former customer. Offsetting the benefit in other income in the first half of 2014 was principally influenced by interest expense of $518 was incurred for the recent capital lease financing of computer and other equipment, while interest income of $581 was earned for cash on deposit.

Liquidity and Capital Resources

During the six months ended June 30, 2014, we funded our operations primarily from cash provided by operations. Working capital as of June 30, 2014 and December 31, 2013 was $27,574 and $918,330, respectively. We had accumulated losses of $4,307,673 and $2,973,553 at June 30, 2014 and December 31, 2013, respectively. Our available capital resources at June 30, 2014, consisted primarily of $456,045 in cash and cash equivalents. We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any. As of June 30, 2014, we had current assets of $873,652, including $456,045 in cash and cash equivalents.

Cash decreased $844,887 from $1,300,932 at December 31, 2013 to $456,045 at June 30, 2014, due primarily to the net cash used in operating activities of $1,168,721 during the first six months of 2014. A net loss of $1,334,120 was the largest component of net cash used in operating activities for the period. This loss was offset by non-cash expenses during the period, including $37,434 for depreciation and amortization, $58,165 for stock based compensation, $41,000 in common stock issued to service providers, and $3,713 provision for doubtful accounts. Net cash used in operating activities also reflected a decrease of $270,682 in deferred revenue, a decrease in accounts receivable of $234,122, while also reflecting increases of $61,828 in accounts payable and accrued expenses, and an increase of $21,415 in prepaid expenses and other current assets.

Cash used in investing activities was $85,417, which included purchased acquisitions of property and equipment ($81,384) and a domain name ($3,763). Cash of $408,981 was provided by financing activities in the first six months of 2014, comprised of $412,500 due to the sale in May 2014 of shares of our common stock to two accredited investors.

We monitor our financial resources on an ongoing basis and may adjust planned business activities and operations as needed to ensure that we have sufficient operating capital. We evaluate our capital needs, and the availability and cost of capital on an ongoing basis and expect to seek capital when and on such terms as deemed appropriate based upon an assessment of then-current liquidity, capital needs, and the availability and cost of capital. Given our early stage of operations, we do not expect that bank or other institutional debt financing will be available. We expect that any capital we raise will be through the issuance of equity or equity-linked securities (such as warrants, convertible notes or similar securities). We believe that we will be able to obtain financing when and as needed, but may be required to pay a high price for capital. We do not have any commitments to provide capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2014 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 16, 2014, we filed a suit in the Superior Court of the State of California in Orange County naming 3 of our prior employees, John Walpuck, David Hemingway and Konstantin Wilms, as defendants (Case Number: 30-2014-00723384-CU-IP-CJC). John Walpuck was employed as the our Chief Financial Officer and Chief Operating Officer from December 1, 2010 through his resignation on November 14, 2013. David Hemingway was employed as our Vice President of Media Services from October 27, 2010 until his resignation on April 4, 2014. Konstantin Wilms was employed our Chief Architect and Chief Technology Officer from July 11, 2011 through his resignation on December 3, 2013.

In its complaint, we claim that each of the defendants, among other things, misappropriated our trade secrets and breached their obligations of confidentiality to us. Among other damages, we are seeking actual damages of at least $2.5 million in lost profits by reason of defendants improper appropriation of our trade secrets, damages of $2.5 million in reasonable royalties by reason of defendants improper appropriation of our trade secrets and an injunction restraining the defendants from directly or indirectly using our trade secrets.

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

We generated negative cash flows from operations during the year ended December 31, 2013 and the six months ended June 30, 2014, and have limited cash. If we continue to use cash in our operations, we will need to raise additional capital. Given our early stage of operations, we do not expect that bank or other institutional debt financing will be available. We expect that any capital we raise will be through the issuance of equity and equity-linked securities, including common stock, preferred stock, warrants or and convertible debt. We have no commitments from any parties to provide capital and may not be able to raise capital on reasonable terms, or at all. Factors affecting the availability and price of capital may include the following:

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

During the year ending December 31, 2013, our four largest customer relationships accounted for approximately 82% of our total revenue. During the three months ended June 30, 2014, our three largest customer relationships accounted for approximately 50% of our total revenue. Our agreements with many of these key customers and/or partners expire in any given year unless renewed by the customer and/or partner, are terminable at any time upon short-term notice, or are otherwise generally terminable during 2014. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 23, 2014, we issued and sold an 400,000 shares of our common stock to Michael Linos at a purchase price of $0.15 per share and 100,000 shares of our common stock to Steven Smith at a purchase price of $0.15 per share. Mr. Linos and Mr. Smith are members of our board of directors.

On May 31, 2014, we issued 66,667 shares of our common stock to an accredited investor in consideration of services provided or to be provided.

On June 30, 2014, we issued 76,923 shares of our common stock to an accredited investor in consideration of services provided or to be provided.

On July 31, 2014, we issued 100,000 shares of our common stock to an accredited investor in consideration of services provided or to be provided.

The offer and sale of the securities described above were effected in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits

Where Located
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document (**)					X

101.SCH	XBRL Taxonomy Extension Schema (**)					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (**)					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase (**)					X

101.LAB	XBRL Taxonomy Extension Label Linkbase (**)					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (**)					X

(**)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ALLDIGITAL HOLDINGS, INC.

August 14, 2014	By:	/s/ Paul Summers
Date		Paul Summers,
Chief Executive Officer

August 14, 2014		/s/ Barbara Crofts
Date		Barbara Crofts,
Chief Financial Officer and
Principal Accounting Officer

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

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

