Form 10-Q
period 2014-09-30
ALLDIGITAL HOLDINGS, INC.
filed 2014-11-14
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 333-141676

ALLDIGITAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5354797
(State or other jurisdiction of	( I.R.S. Employer
incorporation or organization)	Identification No. )

220 Technology Drive Suite 100, Irvine, California	92618
(Address of principal executive offices)	(zip code)

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

As of November 13, 2014, there were 36,651,678 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

2

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$139,306	$1,300,932
Accounts receivable, net of allowance of $0- and $10,000	291,869	454,733
Prepaid expenses and other current assets	186,551	82,324
Total current assets	617,726	1,837,989
Property and equipment, net	75,148	86,648
Assets under capital lease, net	79,148	—
Deposits	11,164	11,164
Intangibles – domain names	25,763	22,000
Total assets	$808,949	$1,957,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$650,175	$563,889
Capital lease obligations, current portion	27,568	—
Deferred revenue	26,235	355,770
Total current liabilities	703,978	919,659
Capital Lease Obligations, long-term portion	50,431	—
Total liabilities	754,409	919,659
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none and none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized, 36,651,678 and 33,231,977 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	36,652	33,233
Additional paid-in capital	4,561,187	3,978,462
Accumulated deficit	(4,543,299)	(2,973,553)
Total stockholders’ equity	54,540	1,038,142

Total liabilities and stockholders’ equity	$808,949	$1,957,801

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$949,866	$959,882	$2,762,535	$2,998,176
Cost of sales	595,133	680,105	2,470,556	1,956,916
Gross profit (loss)	354,733	279,777	291,979	1,041,260
Operating expenses
Selling, marketing, and advertising	146,942	151,961	561,236	368,401
General and administrative	441,736	405,041	1,322,441	1,245,631
Total operating expenses	588,678	557,002	1,883,677	1,614,032
Loss from operations	(233,945)	(277,226)	(1,591,698)	(572,772)

Other income (expense)
Interest income	71	129	652	413
Interest expense	(152)	—	(670)	—
Other income (expense)	—	—	25,170	66,653
Total other income (expense)	(81)	129	25,152	67,066
Loss from operations before provision for income taxes	(234,026)	(277,097)	(1,566,546)	(505,706)
Provision for income taxes	(1,600)	(800)	(3,200)	(1,600)
Net loss	$(235,626)	$(277,897)	$(1,569,746)	$(507,306)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Basic and diluted weighted-average shares outstanding	36,345,857	25,444,728	35,709,742	25,444,523

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(1,569,746)	$(507,306)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	54,196	39,118
Stock based compensation	85,645	155,556
Stock issued for services	87,999	—
Loss on disposal of property and equipment	21,595	—
Changes in operating assets and liabilities:
Accounts receivable	162,864	9,822
Prepaid expenses and other current assets	(125,822)	(40,737)
Deferred revenue	(329,535)	341,490
Accounts payable and accrued expenses	86,286	3,266
Net cash provided by (used in) operating activities	(1,526,518)	1,209

Cash Flows From Investing Activities
Purchase of property and equipment	(32,172)	(51,128)
Payment for intangible-domain name	(3,763)	(2,250)
Net cash used in investing activities	(35,935)	(53,378)

Cash Flows From Financing Activities
Payments made to capital lease	(11,673)	—
Issuance of convertible notes	—	1,485,000
Issuance of common stock	412,500	—
Proceeds from exercise of stock options	—	1,000

Net cash provided by financing activities	400,827	1,486,000

Net increase (decrease) in cash and cash equivalents	(1,161,626)	1,433,831

Cash and cash equivalents – beginning of period	1,300,932	462,761
Cash and cash equivalents – end of period	$139,306	$1,896,592

Supplemental disclosures of cash flow information:
Interest paid	670	—
Income taxes paid	$3,200	$1,600

Supplemental schedule of noncash investing and financing activities:

During the nine months ended September 30, 2014, the Company entered into noncash capital lease financing for computer and other equipment totaling $89,672. During the nine months ended September 30, 2013, the Company entered into no noncash transactions.

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

AllDigital, Inc. (“AllDigital” or the “Company”) was incorporated in the State of California on August 3, 2009, with the primary purpose of providing digital broadcasting solutions dedicated to managing the complex pairing of cloud-based digital media and digital services with Internet—connected devices.

Our digital broadcasting solutions consist of the technology and services required to develop, operate and support a variety of complex digital service and digital broadcasting workflow implementations across a diverse market of devices. We accomplish this by enabling, and maximizing the performance of, the cloud-based storage, processing, and transit of digital media and digital services to multiple devices simultaneously. Our business model targets a variety of entities and existing providers of digital services that need to develop, operate and support a cost—effective, high quality and secure digital service, through a digital broadcasting workflow, across a large and diverse market of devices.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements in accordance with the accounting principles generally accepted in the United States of America, (“GAAP”), for interim financial statements and with instructions to Form 10—Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Article 8-03 of Regulation S—X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and nine months ended September 30, 2014 are not indicative of the results that may be expected for the fiscal year ending December 31, 2014. Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting its business. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets and liabilities that may result from the outcome of this uncertainty. The Company has incurred recurring losses and has accumulated losses aggregating approximately $4.5 million as of September 30, 2014. The Company’s business strategy includes attempting to increase its revenue through investing further in its product development and sales and marketing efforts, expanding into certain international markets and the possibly engaging in strategic acquisitions or otherwise taking steps to more rapidly increase its growth rates. The Company intends to finance this portion of its business strategy by using its current working capital resources, which include the proceeds from its secured note offering (see Note 10 – Subsequent Events), and cash flows from operations. Management believes its cash flows from operations, together with its current working capital resources and future capital raises will be sufficient to fund ongoing operations through at least September 30, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of AllDigital, Inc. that are consolidated in conformity with GAAP. AllDigital, Inc. is wholly—owned by AllDigital Holdings, Inc. There are no intercompany transactions as all accounts are in the name of AllDigital, Inc.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Revenue Recognition

The Company recognizes recurring and nonrecurring service revenue in accordance with the authoritative guidance for revenue recognition, including guidance on revenue arrangements with multiple deliverables. In general, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

Accounts Receivable

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was zero at September 30, 2014 and $10,000 at December 31, 2013. The Company generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development contracts to facilitate its working capital needs.

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

At September 30, 2014, the Company had warrants to purchase 1,735,408 shares of the Company’s common stock and options to purchase 8,267,750 shares of the Company’s common stock outstanding that could potentially increase the number of shares outstanding. At September 30, 2013, the Company had warrants to purchase 3,892,274 shares of the Company’s common stock and options to purchase 6,059,583 shares of the Company’s common stock outstanding that could potentially increase the number of shares outstanding. These instruments were excluded from the computation of the diluted net loss per share for the three months and nine months ended September 30, 2014 and 2013, as their impact is anti-dilutive.

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

Assets subject to this classification at September 30, 2014, and December 31, 2013, were cash and cash equivalents and are considered Level 1 assets.

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

Impairment of Long-Lived and Intangible Assets

The Company accounts for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the Company may not recover the carrying amount of an asset. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, the Company recognizes an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. The Company had no impairment charges during the three or nine months ended September 30, 2014 and 2013.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued FASB ASU2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. FASB ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes become effective for the Company for the 2016 annual period. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the Consolidated Financial Statements in a given reporting period.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(unaudited)

Furniture and fixtures	$13,567	$13,568
Computer equipment	171,757	139,584
Signs	2,050	2,050
Software	45,833	45,833
Equipment purchased on capital leases	89,672	—
Less accumulated depreciation and amortization	(168,583)	(114,387)

	$154,296	$86,648

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(unaudited)

Accounts payable	$416,547	$316,096
Accrued personnel costs	143,021	188,866
Accrued professional fees	17,850	6,800
Other	72,757	52,127

	$650,175	$563,889

NOTE 5 - LEASE OBLIGATIONS

Capital Leases

The following is an analysis of property under capital leases by major classes at September 30, 2014. As of December 31, 2013, the Company held no assets under capital leases.

Classes of Property
Leasehold improvements	20,182
Computer equipment	69,490
Total assets under capital leases	89,672
Less: Accumulated amortization	(10,524)
Capital leased assets, net of depreciation	79,148

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 2014.

Year ended September 30,
2015	32,616
2016	32,616
2017	22,546
Total minimum lease payments	87,778
Less: Amount representing interest	(9,779)
Present value of net minimum lease payments	77,999

The present value of net minimum lease payments is reflected in the balance sheet as current and noncurrent obligations under capital leases of $27,568 and $50,431, respectively.

Operating Leases

In 2011, the Company entered into a Lease Agreement for office space at 220 Technology Drive, Suite 100, Irvine, California, 92618, which is used as its corporate office. The initial three-year term expires December 31, 2014, and lease renewal is possible upon mutual agreement of the parties. Rent for the remaining lease term is $10,717 per month. Operating lease expense for the nine months ended September 30, 2014 and 2013 was $186,580 and $145,472, respectively.

The Company has entered into various non-cancelable operating leases for computer servers and phone equipment. At September 30, 2014, future minimum rental commitments under these operating leases are:

Year ended September 30,
2015	$108,707
2016	59,750
2017	9,903
Total	$178,360

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

The issuance of Preferred Stock by the Company’s Board of Directors could adversely affect the rights of holders of our common stock. The potential issuance of Preferred Stock may:

●	have the effect of delaying or preventing a change in control of the Company;

●	discourage bids for the common stock at a premium over the market price of the common stock; and

●	adversely affect the market price of, and the voting and other rights of the holders of our common stock

.

As of September 30, 2014, there were no shares of preferred stock issued or outstanding.

Common Stock

2,250,000 shares of the Company’s common stock were sold in January 2014 at a price of $0.15 per share to a newly appointed member of the Company’s Board of Directors and executive officer. 150,000 shares of common stock were issued in February 2014 as compensation to a service provider. In May 2014, the Company sold 400,000 shares and 100,000 shares of its common stock, respectively, to two of its officers who are also members of its board of directors, at a purchase price of $0.15 per share. In May and June 2014, respectively, 66,667 shares and 76,923 shares of the Company’s common stock were issued to a service provider. In July, August, and September 2014, respectively, 100,000 shares, 111,111 shares, and 165,000 shares were issued to service providers. The shares issued to service providers were measured at their grant date fair value and recognized as an expense in the accompanying consolidated statement of operations.

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

A summary of the status of the options granted is as follows:

	Number of Shares Underlying Options	Weighted average exercise price	Weighted Average remaining contractual term - years
Outstanding, December 31, 2013	6,649,500	$0.22	8.21
Granted	9,398,000	$0.12	9.74
Forfeited/Expired	(7,779,750)	$0.19	-
Outstanding, September 30, 2014	8,267,750	$0.13	9.57
Exercisable, September 30, 2014	905,534	$0.21	7.96
Expected to vest, September 30, 2014(*)	6,322,814	$0.12	9.54

(*) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

At September 30, 2014, 8,267,750 shares of common stock were reserved for issuance under outstanding options under the Plan and 232,250 shares of common stock were available for grant under the Plan.

As of September 30, 2014, there was $618,536 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 3.8 years. The aggregate intrinsic value of the options outstanding at September 30, 2014 was $40,000 and the aggregate intrinsic value of the options exercisable or expected to vest in the future was $34,352.

Stock-based compensation expense for the nine months ended September 30, 2014 and 2013 was $85,645 and $155,556 respectively.

The fair value of the options granted by AllDigital Holdings, Inc., for the nine months ended September 30, 2014 and 2013 is estimated at $756,561 and $259,395 respectively.

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

	Period Ended
	September 30, 2014	December 31, 2013
Dividend yield	-	-
Risk-free interest rate	1.65%	1.66% to 3.04%
Volatility	193%	196%
Expected life (in years)	7.0	6.5
Weighted average grant date fair value per share of options granted	$0.09	$0.15

The dividend yield is zero as the Company has not paid and currently does not anticipate paying dividends.

The risk-free interest rate is based on the U.S. Treasury bond.

Volatility is estimated based on comparable companies in the industry.

Warrants

A summary of the status of the warrants granted is as follows:

	Shares issuable upon exercising of outstanding warrants	Weighted-average exercise price

Outstanding – December 31, 2013	3,892,274	$0.49
Granted	—	—
Forfeited	2,156,866	—
Exercised	—	—
Outstanding – September 30, 2014	1,735,408	$0.47

Exercisable – September 30, 2014	1,735,408	$0.47

The following table summarizes information about warrants outstanding at September 30, 2014:

Outstanding				Exercisable
Range of exercise prices	Number of shares issuable upon exercise of outstanding warrants	Weighted—average remaining contractual life (in years)	Weighted—average exercise price	Number of warrants exercisable	Weighted—average exercise price
$0.25	150,000	1.92	$0.25	150,000	$0.25
$0.275	60,000	1.83	$0.275	60,000	$0.275
$0.50	1,525,408	0.07	$0.50	1,525,408	$0.50
$0.25 – $0.50	1,735,408	0.29	$0.47	1,735,408	$0.47

NOTE 7 - INCOME TAXES

The Company establishes a valuation allowance when it is more likely than not, that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of September 30, 2014 and December 31, 2013, the valuation allowance for deferred tax assets totaled approximately $1.3 million and $0.7 million, respectively. For the nine months ended September 30, 2014, the increase in the valuation allowance was $0.6 million.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of September 30, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $3.1 million and $3.0 million, respectively, which begin to expire in 2027. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

The Company has not recognized any liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2014 and December 31, 2013, the Company had no accrual for the payment of interest or penalties. For Federal purposes, the years subject to examination are 2010-2014. For California purposes, the years subject to examination are 2009-2014.

NOTE 8 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Major Customers

At September 30, 2014 and December 31, 2013, two and two customers accounted for 63% and 71% of the outstanding accounts receivable, respectively.

For the three months ended September 30, 2014 and 2013, three and four customers accounted for 64% and 84% of total revenue, respectively.

For the nine months ended September 30, 2014 and 2013, three and four customers accounted for 64% and 71% of total revenue, respectively.

Major Vendors

At September 30, 2014 and December 31, 2013, three and three vendors accounted for 59% and 85% of the outstanding accounts payable, respectively.

For the three months ended September 30, 2014 and 2013, one and four vendors accounted for 14% and 57% of total purchases, respectively.

For the nine months ended September 30, 2014 and 2013, one and four vendors accounted for 14% and 67% of total purchases, respectively.

Concentrations of Credit Risk

Financial instruments that may subject the Company to credit risk include uninsured cash-in-bank balances. The Company places its cash with high quality financial institutions located in Southern California. From time to time, such balances exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash balances. As of September 30, 2014, the Company’s uninsured cash balance was $10,392.

NOTE 9 - SEGMENT INFORMATION

The Company currently operates in one business segment, digital media services. All fixed assets are located at the Company’s headquarters and data centers are located in the United States. All sales for the three months ended September 30, 2014 were in the United States and Canada.

NOTE 10 - SUBSEQUENT EVENTS

In October and November 2014, the Company raised $750,000 through the sale of an aggregate of $750,000 in principal of our 5% Senior Secured Convertible Notes (“Notes”). The Notes are convertible at a conversion price of $0.15 per share into an aggregate of up to 5,000,000 shares of our common stock. The Notes are secured by all of the Company’s assets. The Company used $400,000 of the proceeds from the sale of the Notes to acquire substantially all of the assets of Brevity Ventures, Inc. and management anticipates using the remaining proceeds for working capital purposes, including making strategic investments. Management expects that future available capital resources will consist primarily of cash on hand, cash generated from the business, if any, and future debt and/or equity financings, if any.

On October 17, 2014, the Company acquired substantially all of the assets of Brevity Ventures, Inc. out of bankruptcy, including technology and intellectual property that enables simultaneous transcoding while transporting video at high speeds. The U.S. Bankruptcy Court approved the transaction on September 25, 2014, and it was consummated on October 17, 2014 for the cash purchase price of $400,000. We are currently reviewing the accounting treatment for this transaction with further information forthcoming.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Report, AllDigital Holdings, Inc. and AllDigital, Inc., as a consolidated entity, are referred to as “AllDigital”, the “Company”, “we” or “us.” To the extent we need to distinguish AllDigital Holdings, Inc. from AllDigital, Inc., we refer to AllDigital Holdings, Inc. as “AllDigital Holdings” and to AllDigital, Inc. as “AllDigital, Inc.” We have registered or are in the process of registering the AllDigital trademark. Any other trademarks and service marks used in this Report are the property of their respective holders.

Certain Technical Terms

In this Report, we use certain technical terms to describe our business, which terms are important to an understanding of our business, including the following:

●	“Apps” are software applications that operate on a device, and which can act as the front-end of a remotely hosted, cloud-based digital service.

●	“Content Management System” (“CMS”) is a Software as a Service (“SaaS”) platform that allows for the management of digital media assets, data exchange with digital services and data management.

●	“devices” are Internet-connected devices, including without limitation smartphones, tablet computers, desktop and laptop computers, gaming consoles, digital televisions, home theatre systems, streaming players, “smart” appliances and digital signage.

●	“digital broadcasting workflow” is a series of interconnected processes to ingest, store, prepare, secure, manage, monetize, convert and distribute live media feeds and video-on-demand and pay-per-view assets, as well as real-time data and other information to and from Apps on devices.

●	“digital services” are hosted, cloud-based software applications intended for use on, interactivity with, and the delivery of digital media to or from, one or more devices, through a digital broadcasting workflow. Examples of well-known digital services include NetFlix’s Movies On-Demand, Hulu, Pandora Radio, Instagram, Twitter, MLB.com, Match.com, Pinterest and Facebook.

●	“pairing” is the process of setting up, managing and maintaining the ongoing data exchange between a digital service and a device through the applicable digital broadcasting workflow. Pairing includes not only the initial process of ensuring the compatibility of the digital service with one or more devices operating on one or more device platforms, but may also include any or all of the following:

●	Managing various elements of and processes related to the ongoing data exchange between a digital service and a device, including device compatibility, security, quality of service, data and signal flows, and dynamic updates;

●	Applying business rules (e.g., subscriber eligibility and authentication) and processing to live media feeds, video-on-demand (e.g., converting master video files into formats compatible with the target devices), real-time data and other data assets, and digital services; and

●	Acting as the origin for data exchange between the digital services, through the digital broadcasting workflow, to the devices.

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

Our CMS platform currently branded as “AllDigital Cloud” addresses a significant number of these challenges. AllDigital Cloud is a unified digital broadcasting and cloud services platform. It is dedicated to ingesting, storing, preparing, securing, managing, monetizing, converting and distributing digital media and other forms of data across devices. AllDigital Cloud enables and supports a variety of complex digital broadcasting workflows and digital service implementations. It also maximizes the performance of, and offers significant scale and pricing advantages related to, the cloud-based storage, cloud processing and origin transit of digital media to and from devices.

On August 29, 2014, we announced the sudden passing of Paul Summers, our former Chief Executive Officer, Chairman of the Board of Directors and co-founder. On his passing, our Board of Directors appointed Michael Linos, then President, to assume the additional duties of Interim Chief Executive Officer. On October 23, 2014, our Board of Directors appointed Michael Linos, then President and Interim Chief Executive Officer, to the role of President and Chief Executive Officer.

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

Client and Product Development Update

We remain focused on providing video-on-demand (“VoD”), live streaming, third party data integration (such as news, weather, sports) and high-speed notifications with an emphasis on TV apps, mobile and syndication points via web browsers to the desktop. Our ultimate goal is to provide ultra-low latency solutions (“Ultra Low Latency Live”) that will accelerate the rapid globalization of media content with an emphasis on the creation, management and monetization of TV apps and virtual “channels” of VoD and live media content.

To power our next generation solutions, we continue to make progress in the development of our Ultra-Low Latency Live streaming server platform as well as the next generation of our AllDigital Cloud digital broadcasting platform (“AD Cloud v2”). As we get closer to the formal launch of AD Cloud v2, we anticipate an increase in the use of partner resources such as Akamai CDN Delivery and Amazon Web Services to power and support its digital broadcasting content management system and application frameworks. We anticipate an improved customer experience, greater scalability, and more favorable cost structure from AD Cloud v2 due to its micro services architecture.

During the three months ended September 30, 2014, we successfully completed and delivered a significant VoD paid proof of concept with a content delivery partner with whom we are currently actively discussing new sales opportunities. During the three months ended September 30, 2014, we participated in the first phase of development of a streaming media platform with a large, multi-national provider of innovative entertainment and connectively solutions. We completed the first phase of development with this partner in September 2014 and have entered into a second stage of development that we anticipate completing during the fourth quarter of 2014. Collectively, we have realized $406,000 in new revenue from these two partners during the third and fourth quarters of 2014. The combination of these and other new customer commitments represents over $1,000,000 in additional client revenue that we anticipate recognizing during the remainder of 2014 and into the first quarter of 2015.

In October 2014, we entered into an agreement to develop next generation software for a large, telecommunications provider. In October 2014 we also announced the purchase of substantially all of the assets from Brevity Ventures, Inc., including patented technology that allows for the concurrent transport and transcoding of large digital media files, which we have branded AllDigital Brevity. We believe that AllDigital Brevity and the next generation of AllDigital Cloud, including Ultra Low Latency Live, collectively and each on a standalone basis, may position our company to accelerate the growth of its recurring customer base under an optimized cost structure.

Our sales pipeline continues to improve as global brands engage companies like ours to distribute and monetize their media content. There are emerging opportunities to either acquire the rights to digitally distribute media content, or share in the upside of digital media globalization through revenue sharing arrangements. We believe that the rapid growth of the over-the-top (OTT) market in terms of both the number of installed devices (e.g., Amazon FireTV, AppleTV, Roku, etc.) and global consumption of digital media, and the introduction of devices like Apple’s iMac with Retina 5K display and Samsung’s 4K Ultra HD TV that are designed to serve high resolution content, will represent a significant growth opportunity for us as we believe that AllDigital Cloud, Ultra Low Latency Live, and AllDigital Brevity uniquely position us to take advantage of the increasing demand for lower latency broadcasts and more efficient and reliable digital workflows.

Results of Operations – Three Months Ended September 30, 2014 and 2013

The following discussions are based on the consolidated balance sheets as September 30, 2014 (unaudited) and December 31, 2013 and statements of operations for the three months ended September 30, 2014 and 2013 (unaudited) and notes thereto.

The tables presented below, which compare AllDigital’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns. Where percentages would not be meaningful, an asterisk is shown.

Three Months Ended September 30, 2014 (Unaudited) Compared to

Three Months Ended September 30, 2013 (Unaudited)

	For the three months ended September 30,		Dollar variance favorable	% variance favorable
	2014	2013	(unfavorable)	(unfavorable)
Net sales	$949,866	$959,882	$(10,016)	(1.0)%
Cost of sales	595,133	680,105	84,972	12.5
Gross profit	354,733	279,777	74,956	26.8

Operating expenses
Selling, marketing and advertising	146,942	151,961	5,019	3.3
General and administrative	441,736	405,041	(36,695)	(9.0)
Total operating expenses	588,678	557,002	(31,676)	(5.6)

Loss from operations	(233,945)	(277,226)	43,280	15.6

Other income (expense)
Interest income	71	129	(58)	(45.0)
Interest expense	(152)	—	(152)	*
Other expense	—	—	—	*
Total other income (expense)	(81)	129	(210)	(162.8)

Loss before provision for income taxes	(234,026)	(277,097)	43,070	15.5
Provision for income taxes	(1,600)	(800)	(800)	(100.0)
Net loss	$(235,626)	$(277,897)	$42,270	15.2%

Net Sales. Net sales decreased $10,016, or 1% in the third quarter of 2014 compared to the third quarter of 2013 due to net declines in monthly recurring and nonrecurring revenue of $98,026 and $63,907, respectively, offset by an $151,917 net increase in recognized deferred revenue. The net decline in recurring revenue resulted from a decrease in recurring monthly maintenance and support contracts with new and existing customers. The net decline in nonrecurring revenue resulted from a significant business interruption that we experienced during late 2013 and early 2014, in part, due to the turnover of numerous employees including project managers, developers, and certain executives, inhibiting our ability to focus on new sales opportunities. Deferred revenue declined in the absence of new development projects as the Company focused its development resources on completing longer-term projects that were already under contract. We started recovering from the business interruption by late second quarter 2014 and are re-building our sales pipeline and executing on new development projects that will contribute to the Company’s growth for the remainder of this year and into 2015.

Cost of Sales. Cost of sales decreased by $84,972, or 12%, in the third quarter of 2014 compared to the third quarter of 2013. The net decrease resulted from decreases in payroll and outside services of $68,677 and $48,257, respectively, and an $31,962 increase in data center related costs, including $16,842 in operating lease expense for related data center equipment (principally related to AllDigital Cloud hosting capacity). Payroll and outside services decreased on the interim decline in sales activity as we recovered from the business interruption and better utilized our existing development resources by implementing processes and industry best practices that promote more efficient and cost effective development, higher customer satisfaction, the potential for more new business, and the ability to recognize project revenue faster as evidenced during the third quarter ending September 30, 2014. In order to continue to operate our digital broadcasting platform as well as satisfy existing client contracts and commitments, we incurred extraordinary expenses in the form of recruitment fees, third party consulting fees, credits due to customers and increased payroll expense, all of which we believe will not continue in the future.

Gross Profit. We achieved a gross profit of $354,733 in the third quarter of 2014, an increase of $74,956, or 27%, compared to a gross profit of $279,777 in the third quarter of 2013. The increase in gross profit resulted from an $84,972 decrease in cost of sales offset by a $10,016 decrease in sales.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $5,019, or 3%, in the third quarter of 2014 compared to the third quarter of 2013. The net decrease resulted from a decrease of $25,427 in salary and payroll related expenses, an increase of $34,982 in outside services for outsourced marketing and advertising support, a decrease of $10,253 in advertising expense, and a decrease of $4,321 in related travel expense. We expect our selling, marketing and advertising expenses to increase in the fourth quarter and into 2015 with the addition of new sales resources and the development of marketing programs to promote and enhance our ability to sell AllDigital Brevity and AllDigital services that are currently available or under development.

General and Administrative Expenses. General and Administrative expenses increased by $36,695, or 9%, in the third quarter of 2014 compared to the third quarter of 2013. The increase resulted from $48,832 in research and development expense related to our development of AD Cloud v2 and Ultra Low Latency Live, a $8,245 increase in payroll expense, and an $2,628 increase in insurance expense offset by decreases in outside services, travel, and other general administrative expenses of $10,216, $8,385, and $4,409, respectively. We anticipate continued increases in research and development expense in the fourth quarter 2014 and into 2015 as we bring new services to market.

Other Income (Expense). Other Income (Expense) decreased by $210, or 163%, in the third quarter of 2014 compared to the third quarter of 2013. The net decrease resulted from a decrease in interest income ($58) on a lower cash balance on deposit, and an increase in interest expense ($152) incurred for the recent capital lease financing of computer and other equipment.

Results of Operations – Nine Months Ended September 30, 2014 and 2013

The following discussions are based on the consolidated balance sheets as September 30, 2014 (unaudited) and December 31, 2013 and statements of operations for the nine months ended September 30, 2014 and 2013 (unaudited) and notes thereto.

The tables presented below, which compare AllDigital’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns. Where percentages would not be meaningful, an asterisk is shown.

Nine Months Ended September 30, 2014 (Unaudited) Compared to

Nine Months Ended September 30, 2013 (Unaudited)

	For the Nine months ended September 30,		Dollar variance favorable	% variance favorable
	2014	2013	(unfavorable)	(unfavorable)
Net sales	$2,762,535	$2,998,176	$(235,641)	(7.9)%
Cost of sales	2,470,556	1,956,916	(513,640)	(26.2)
Gross profit	291,979	1,041,260	(749,281)	(72.0)

Operating expenses
Selling, marketing and advertising	561,236	368,401	(192,835)	(52.3)
General and administrative	1,322,441	1,245,631	(76,810)	(6.2)
Total operating expenses	1,883,677	1,614,032	(269,646)	(16.7)

Loss from operations	(1,591,698)	(572,772)	(1,018,927)	(177.9)

Other income (expense)
Interest income	652	413	239	57.9
Interest expense	(670)	—	(670)	*
Other income (expense)	25,170	66,653	(41,483)	(62.2)
Total other income (expense)	25,152	67,066	(41,914)	(62.5)

Loss before provision for income taxes	(1,566,546)	(505,706)	(1,060,841)	(209.8)
Provision for income taxes	(3,200)	(1,600)	(1600)	(100.0)
Net loss	$(1,569,746)	$(507,306)	$(1,062,441)	(209.4)%

Net Sales. Net sales decreased by $235,641, or 8% in the first nine months of 2014 compared to the first nine months of 2013 due to net declines in monthly recurring and nonrecurring revenue of $325,608 and $141,870, respectively, offset by an $231,837 net increase in recognized deferred revenue. The net decline in recurring revenue resulted from a decrease in recurring monthly maintenance and support contracts with new and existing customers. Nonrecurring revenue declined due to a significant business interruption that we experienced during late 2013 and early 2014, in part, due to the turnover of numerous employees including project managers, developers, and certain executives, inhibiting our ability to focus on new sales opportunities. Deferred revenue declined in the absence of new development projects as the Company focused its development resources on completing longer-term projects that were already under contract. We started recovering from the business interruption by late second quarter 2014 and are re-building our sales pipeline and executing on new development projects.

Cost of Sales. Cost of sales increased by $513,640, or 26%, in the first nine months of 2014 compared to the first nine months of 2013. The increase in cost of sales was primarily due to the following increases: $215,974 in third party contracted resources (for engineering and software development resources for projects), $126,381 in salaries and related expenses, $149,835 in data center and facilities operating cost (principally related to AllDigital Cloud hosting capacity) which included $50,992 in operating lease expense for related data center equipment, and $21,450 in travel. The cost of engineering and development human resources in the first half of both 2014 and 2013, including both our employees and third party contracted resources, was approximately 86% and 89%, of our cost of sales in each respective period. The significant increase in cost of sales was due to a significant business interruption we experienced during late 2013 and early 2014, in part, due to the turnover of numerous employees including project managers, developers, and certain executives.

Gross Profit. We achieved a gross profit of $291,979 in the first nine months of 2014, a decrease of $749,281, or 72%, compared to a gross profit of $1,041,260 in the first nine months of 2013. The significant decrease in gross profit resulted from a $513,640 increase in cost of sales and a $235,641 decrease in net sales.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased $192,835, or 52%, in the first nine months of 2014 compared to the first nine months of 2013. The increase resulted from increases in payroll ($94,445), outside services ($66,846), advertising ($19,745), and travel ($11,799), with the entire increase being accounted for in the first six months of 2014 when the Company was still recovering from a business interruption due to the turnover of numerous employees including project managers, developers, and certain executives.

General and Administrative Expenses. General and Administrative expenses increased by $76,810 or 6% in the first nine months of 2014 compared to the first nine months of 2013. The net increase resulted from $110,207 in professional fees, $48,825 in research and development expense related to our development of AD Cloud V2 and Ultra Low Latency Live, an $7,784 increase in insurance expense, a decrease of $86,111 in payroll and related expenses, and a net decrease of $3,895 in travel and other general and administrative expenses.

Other Income. The net amount of other income decreased by $41,914, or 62%, in the first nine months of 2014 as compared to the first nine months of 2013. Included in the 2014 total was a write-off of $21,595 of cost for software that was determined to be without value offset by a $46,765 favorable financial settlement with a former supplier. In 2013, the comparative other income amount resulted from a settlement with a former customer. Contributors to other income in the first nine months of 2014 include $652 in interest income earned from cash on deposit, and $670 in interest expense for capital lease financing of computer and other equipment.

Liquidity and Capital Resources

During the nine months ended September 30, 2014, we funded our operations primarily from cash provided by operations and proceeds from the sale of shares of our common stock for cash. Working capital as of September 30, 2014 and December 31, 2013 was $(86,252) and $918,330, respectively. We had accumulated losses of $4,543,229 and $2,973,553 at September 30, 2014 and December 31, 2013, respectively. Our available capital resources at September 30, 2014, consisted primarily of $139,308 in cash and cash equivalents. As of September 30, 2014, we had current assets of $617,726, including $139,308 in cash and cash equivalents.

In October and November 2014, we raised $750,000 through the sale of an aggregate of $750,000 in principal of our 5% Senior Secured Convertible Notes, or Notes. The Notes are convertible at a conversion price of $0.15 per share into an aggregate of up to 5,000,000 shares of our common stock. The Notes are secured by all of our assets. We used $400,000 of the proceeds from the sale of the Notes to acquire Brevity Ventures, Inc. and anticipate using the remaining proceeds for working capital purposes, including making strategic investments. We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash decreased $1,161,626 from $1,300,932 at December 31, 2013 to $139,306 at September 30, 2014, due primarily to the net cash used in operating activities of $1,526,518 during the first nine months of 2014. A net loss of $1,569,746 was the largest component of net cash used in operating activities for the period. This loss was offset by non-cash expenses during the period, including $54,196 for depreciation and amortization, $85,645 for stock based compensation, $87,999 in common stock issued to service providers, $21,595 in losses on disposal of property and equipment, $162,864 in accounts receivable, and $86,286 in accounts payable and accrued expenses. Net cash used in operating activities also reflected a decrease of $125,822 in prepaid expenses and other current assets, and a decrease of $329,535 in deferred revenue.

Cash used in investing activities in the first nine months of 2014 was $35,935, which included purchased acquisitions of property and equipment ($32,172), and payments for an intangible - domain name ($3,763). Cash of $400,827 was provided by financing activities in the first nine months of 2014, comprised of $412,500 raised in May 2014 in connection with the sale of shares of our common stock to two accredited investors, and $11,673 of cash used for capital lease financing.

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

We believe that current and future available capital resources, which include the proceeds from the sale of our Notes in October and November 2014 and revenues generated from operations will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections, if unforeseen circumstances occur, or if we require a significant amount of cash to fund future acquisitions, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, or hinder our ability to compete.

We are seeking to accelerate our revenue growth and may participate in strategic joint ventures or acquisitions in the next twelve months. As a result we may need additional liquidity and capital resources. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2014 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 16, 2014, we filed a suit in the Superior Court of the State of California in Orange County naming 3 of our prior employees as defendants (Case Number: 30-2014-00723384-CU-IP-CJC).

On September 5, 2014, following the passing of Paul Summers, we filed a Request for Dismissal without Prejudice of this suit in the Superior Court of the State of California in Orange County.

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

We generated negative cash flows from operations during the year ended December 31, 2013 and the nine months ended September 30, 2014, and have limited cash. If we continue to use cash in our operations, we will need to raise additional capital. Given our early stage of operations, we do not expect that bank or other institutional debt financing will be available. We expect that any capital we raise will be through the issuance of equity and equity-linked securities, including common stock, preferred stock, warrants or and convertible debt. We have no commitments from any parties to provide capital and may not be able to raise capital on reasonable terms, or at all. Factors affecting the availability and price of capital may include the following:

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

During the year ending December 31, 2013, our four largest customer relationships accounted for approximately 82% of our total revenue. During the nine months ended September 30, 2014, our three largest customer relationships accounted for approximately 64% of our total revenue. Our agreements with many of these key customers and/or partners expire in any given year unless renewed by the customer and/or partner, are terminable at any time upon short-term notice, or are otherwise generally terminable during 2014. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

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

Our future results will suffer if we do not effectively manage our expanded operations following our acquisition of substantially all of the assets of Brevity Ventures, Inc.

Our future success depends, in part, upon our ability to manage our expanded business after our acquisition of substantially all of the assets of Brevity Ventures, Inc. in October 2014. Our acquisition may pose substantial challenges for management, including challenges related to the integration, billing, collections and accounting and associated increased costs and complexities. There can be no assurances that we will realize the expected operating efficiencies, revenue enhancements or other benefits currently anticipated as a result of our acquisition.

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

We need to raise additional capital in the near future and expect to raise such capital through the issuance of equity and equity-linked securities including common stock, preferred stock, warrants and convertible debt. Because securities in private placements and other transactions by a company are often sold at a discount to market prices, this need to raise additional capital may harm the market price of our common stock, to the extent that a market develops. In addition, the re-sale of securities issued in such capital-raising transactions, whether under Rule 144 or otherwise, may harm the market price of our common stock.

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

We have nominal tangible assets, and as of October 2014, we pledged all of our assets as collateral to secure our obligations under $750,000 in principal of our 5% Senior Secured Convertible Notes. As a result, if we become insolvent, there will be no tangible assets to liquidate and no corresponding proceeds to distribute to our stockholders. If we become insolvent or otherwise must dissolve or liquidate our assets, our stockholders will likely not receive any cash proceeds on account of their shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the third quarter of 2014 we issued an aggregate of 376,111 shares of our common stock to three accredited investors in consideration of services provided or to be provided.

The offer and sale of the securities described above were effected in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement, dated September 8, 2014, by and between the Registrant and Michael Linos.

10.2	Employment Agreement, dated September 8, 2014, by and between the Registrant and Brad Eisenstein.

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

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

ALLDIGITAL HOLDINGS, INC.

November 14, 2014	By:	/s/ Michael Linos
Date		Michael Linos,
Chief Executive Officer

November 14, 2014		/s/ Brad Eisenstein
Date		Brad Eisenstein,
Chief Financial Officer and Chief Operating Officer

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement, dated September 8, 2014, by and between the Registrant and Michael Linos.

10.2	Employment Agreement, dated September 8, 2014, by and between the Registrant and Brad Eisenstein.

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

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

