Form 10-K
period 2014-12-31
ALLDIGITAL HOLDINGS, INC.
filed 2015-04-20
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number: 333-141676

ALLDIGITAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5354797
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

6 Hughes, Suite 200 Irvine, California 92618
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES [  ] NO [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $1,396,496 as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has no non-voting common equity.

As of April 17, 2015, the registrant had 38,254,959 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K (this “Report”), other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected sales, costs and expenses; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of this Report, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from expected results, which in turn could, among other things, cause the price of our common stock to decrease. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

Certain Technical Terms

In this Report, we use certain technical terms to describe our business, which terms are important in understanding our business, including the following:

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

●

“digital services” are hosted, cloud-based software applications intended for use on, interactivity with, and the delivery of digital media to or from, one or more devices, through a digital broadcasting workflow. Examples of well-known digital services include NetFlix’s Movies On-Demand, Hulu, Pandora Radio, YouTube and Facebook.

●	“graphics display resolution” is the width and height dimensions of an electronic visual display device, such as a computer monitor, in pixels. Certain combinations of width and height are standardized and typically given a name that is descriptive of its dimensions. A higher display resolution in a display of the same size means that displayed content appears sharper. Video dimensions with width 1280 pixels and height 720 are considered high definition.

●	“machine virtualization and multi-tenancy” refer to the act of creating a virtual (rather than actual) version of something, including (but not limited to) a virtual computer hardware platform, operating system (OS), storage device, or computer resources. Multi-tenancy allows these platform resoruces to be defined and allocated via software.

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

●	Acting as the origin for data exchange between the digital services, through the digital broadcasting workflow, to the devices.

●	“video compression” uses modern coding techniques to reduce redundancy in video data. Most video compression algorithms and codecs combine spatial image compression and temporal motion compensation. Video compression is a practical implementation of source coding in information theory. In practice, most video codecs also use audio compression techniques in parallel to compress the separate, but combined data streams as one package.

General Overview

AllDigital engineers software and hardware based digital broadcasting solutions to accelerate and optimize the distribution of digital video over the Internet. Our digital broadcasting solutions are built around proprietary product and service offerings. AllDigital Brevity uses our patented technology to simultaneously transcode digital video files to multiple formats and to multiple destinations while transporting them at super-accelerated speeds over the Internet. AllDigital Cloud is a unified digital broadcasting and cloud services platform dedicated to ingesting, storing, preparing, securing, managing, monetizing, converting and distributing digital media and other forms of data across devices. AllDigital Integration Services provides consultation and software development services that enable our customers to integrate AllDigital Brevity and AllDigital Cloud into existing digital workflows, with services ranging from transition planning from competitive offerings to designing, building and hosting complete digital workflows.

General Outlook

We expect that the need for digital broadcasting solutions will accelerate significantly over the next 2-3 years, which acceleration we anticipate will be driven by the convergence of the following two key market dynamics: (i) the market for devices is substantial and rapidly growing and (ii) digital services are increasingly critical to enterprise core business applications, are implemented to achieve a wide variety of objectives, and are rapidly proliferating. We believe that the growth of the digital services market will not be sustainable without the support from third party service providers that offer the digital broadcasting solutions required to successfully develop, operate, and support digital media workflows.

Our ability to successfully generate future revenues is dependent on a number of factors, including: (i) access to capital, and our success at growing our recurring revenues and operating cash flows to continue developing, operating and maintaining our proprietary AllDigital Brevity and AllDigital Cloud platforms and services, including our completing the development of a highly scalable and multitenant variant of AllDigital Brevity, which we believe will serve as our platform for recurring revenue growth and cash flow profitability in the future, (ii) the ability to commercialize our portfolio of digital broadcasting solutions, and (iii) our ability to attract and retain key sales, business and product development, and other personnel as our business and offerings continue to mature. We may encounter setbacks related to these activities.

Market Opportunity

We believe digital services are: rapidly proliferating; implemented to achieve a wide variety of objectives; driving new business models and strategies; increasingly critical to enterprise core business applications; and changing the way organizations store, originate, and distribute digital media and software applications.

Some of the challenges facing our target market that we address with our products, services, and technologies include:

●	Transporting digital media assets, including high and ultra high definition video files quickly and efficiently

●	Transcoding digital media assets from one to another or many different codecs;

●	Storing and retrieving digital media assets at different stages of a digital media workflow;

●	Providing digital media workflow tools to popular cloud services such as Microsoft Azure and Amazon AWS.

Industry Overview

The Internet plays a crucial role in the way organizations and individuals conduct business and communicate internally and externally. The development of various Internet-based technologies has enabled fundamental and structural changes in the way digital media services are being delivered. We expect that the need for digital broadcasting solutions will continue to accelerate significantly over the next 2-3 years, which we anticipate will be driven by the demand for high quality digital content.

The market for digital content is substantial and rapidly growing

●	According to Forbes, analysts are predicting that connected devices worldwide could top 50 billion in the next ten years.

●	According to Digital TV Research, the estimated number of TVs connected to the Internet exceeded 300 million and is expected to exceed 750 million by 2018.

●	According to Google, Android devices have exceeded 1 billion activations.

●	Juniper Research predicts that Mobile Smart Wearable Devices will be a $19 Billion industry by 2018.

Target Market Segments

We have targeted several industry segments that we believe to be responsive to a comprehensive offering of digital broadcasting solutions. Our business strategy is to provide the products, technologies and services that enable our target customers to distribute, with a high quality of service, a wide range of digital services without requiring significant in-house technical resources.

Examples of our targeted industry segments include:

●	Media and Entertainment (broadcasting, pre-post production)

●	Education

●	Enterprise/Government/Nonprofit

●	Faith-Based Organizations

●	Hardware Manufacturers

Products and Services

Our product and service offerings include: AllDigital Brevity, AllDigital Cloud, and AllDigital Integration Services.

AllDigital Brevity

AllDigital Brevity is a solution for transporting large, digital media files over the Internet. With its patented technology, it reduces the transport payload while simultaneously transcoding files being sent from one to many locations in one to many formats from the convenience of a highly intuitive control panel.

AllDigital Cloud

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

AllDigital Integration Services

AllDigital Integration Services refers to the varying levels of professional services required to customize and integrate the AllDigital Cloud and AllDigital Brevity platforms to support a digital service with a customer’s proprietary systems and/or other specific requirements. This is sometimes referred to as “platform on-boarding.”

Sales and Marketing

We have provided and/or we are actively providing services to a variety of media and entertainment, enterprise, and organization (government/non-profit) customers since we began our current operations in August 2009. To date, we have obtained our customers as a result of direct sales, word of mouth and/or partner referrals.

The following lists some of the types of accounts that we engage on through our direct sales team and reseller channel.

Enterprise

Producers and distributors of digital video content are increasingly adopting public cloud computing services to avoid costly infrastructure build-out and to bring added efficiencies to SaaS-based business models among others. As video applications are migrated off sophisticated and expensive networks onto hybrid broadcast environments in the cloud, they are exposed to an often-unpredictable public Internet.

AllDigital Brevity, with its video workflows to the cloud, provides the performance, availability, scalability and security expected of an enterprise-level solution along with the anticipated cost savings of a cloud deployment.

Small and Medium Business

Primarily for video professionals, AllDigital replaces the need to deliver video projects on DVD or hard-drive and enables the sending of files optimized for consumer and corporate video users on mobile, desktop and connected television platforms.

OEM / Reseller

AllDigital Brevity for Video OEMs enables camera manufacturers and video software suppliers to license and bundle features of AllDigital Brevity into their products. These resellers expose the AllDigital Brevity to potentially large sets of users.

Dependence on Certain Customers

We have served and/or we are actively serving a variety of media and entertainment, enterprise, and government/non-profit customers since we began our current operations in August 2009. As of December 31, 2014, we had 22 direct customers. We also act as a subcontractor for certain of these customers, servicing and supporting a total of 19 accounts. Through the year ending December 31, 2014, our four largest billing relationships accounted for approximately 68% of our total billings. Rogers Communications accounted for 30%, Cox Media Group accounted for 21%, and both Chideo and Zodiac Interactive each accounted for 8%, respectively.

Intellectual Property

We acquired two issued U.S. patents when we purchased the assets of Brevity Ventures, Inc. in 2014, including:

●	United States Patent No. 8,533,166 B1 – Methods and systems for encoding/decoding files and transmission thereof, issued September 10, 2013

●	United States Patent No. 8,874,531 B2 – Methods and systems for encoding/decoding files and transmission thereof, issued October 28, 2014

Both issued patents address technological solutions involving transferring very large files (e.g., megabytes to terabytes) from a sending computer to a recipient computer(s) over a computer network in a concurrent manner such as to result in an optimum synchronization (i.e., the synchronized pipeline between the sender and recipient computers) of all involved operations: segmenting, compressing, transmitting of the initial file having initial format at the sending computer to receiving, decompressing, transcoding, and assembling segments into a final file having a different format at the recipient computer(s).

In addition, we have a pending U.S. patent application (Serial No. 14/524,610).

We depend on our ability to develop and maintain the proprietary aspects of our technology. We also seek to protect our copyrights, trade secrets and other proprietary information through a combination of contractual provisions, confidentiality procedures and common law copyright and trademark principles.

We have not sought or obtained registered copyright or patent protection for our other intellectual property. We have applied for federal registration of certain trademarks in order to develop a trademark portfolio and protect our brand. Two applications related to the registration of the word mark for ALLDIGITAL were filed on October 16, 2009. As of April 2012, both of our applications were approved as registered marks. We plan to explore applying for additional trademarks in 2014.

We believe that additional elements of AllDigital Brevity and elements of AllDigital Cloud, certain components of our advanced App frameworks, and certain new technologies under development may have patent potential. As we raise additional capital, we expect to investigate such potential, and if appropriate, commence a provisional patent application filing process.

Competition

The market for our services is growing and evolving as rapid technological advancements and changing industry standards are driving the demand for digital content.

We compete with companies offering products and services that enable a more effective use of the Internet in a digital media workflow. These companies have offerings that are designed to address one or many needs, which include high-speed file transport, cloud storage, transcoding, and content distribution. We compete primarily on the basis of:

●	ease of implementation and use of service

●	product features and capabilities

●	reduced infrastructure complexity

●	return on investment in terms of cost savings and new revenue opportunities for our customers

●	scalability

●	our knowledge and expertise, and our ability to design unique solutions to solve digital media complexities

●	price

We believe that we compete favorably with other companies in our industry through our patented technologies, platform designs, and industry knowledge and expertise.

Employees

We have fifteen full time employees. None of our employees are represented under a collective bargaining agreement.

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

We have a limited operating history, and our digital broadcasting solutions, including our new AllDigital Brevity platform, are an evolving business offering. As a result, investors have no meaningful track record by which to evaluate our future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets. We may be unable to accomplish any of the following, which would materially impact our ability to implement our business plan:

●	establishing and maintaining broad market acceptance of our products, technology, services, and platform, and converting that acceptance into direct and indirect sources of revenue;

●	establishing and maintaining adoption of our products, technology, services, and platforms on a wide variety of devices and device platforms;

●	timely and successfully developing new products, technology, services, service and platform features, and increasing the functionality and features of our existing products, services, platform and technology;

●	developing products, technology, services, and platforms that result in a high degree of customer satisfaction and a high level of end-customer usage;

●	successfully responding to competition, including competition from emerging technologies and solutions;

●	developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our products, technology, services, and platforms; and

●	identifying, attracting and retaining talented technical services, engineering, and creative services staff at reasonable market compensation rates in the markets in which we employ.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully accomplish these tasks, our business will be harmed.

We have a history of only nominal revenues, have incurred losses, expect continued losses and may never achieve profitability. If we continue to incur losses, we may have to curtail our operations, which may prevent us from successfully selling our products and services as well as operating and expanding our business.

We have a history of only nominal revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2014, we had an accumulated deficit of $4,832,476. For the years ended December 31, 2014 and 2013, we incurred net losses of $1,858,923 and $552,311, respectively. We cannot predict when we will become profitable or if we ever will become profitable. We may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully selling our products and services and operating or expanding our business. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

We are seeking additional financing to meet our liquidity and capital expenditure requirements and may be unable to obtain this financing on a timely basis, in sufficient amounts, on terms acceptable to us or at all. Any financing we are able to obtain may be available only on burdensome terms that may cause significant dilution to our stockholders and impose onerous financial restrictions on our business.

We are seeking additional financing to meet our liquidity and capital expenditure requirements. Management believes that without additional financing, our current cash on hand and expected cash flow from operations will be sufficient to fund our liquidity and capital expenditure requirements only into the third quarter of 2015. Future financing may not be available on a timely basis, in sufficient amounts, on terms acceptable to us or at all. Any equity financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we would expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants could have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose any then-existing sources of financing and our ability to secure new financing may be impaired. In addition, any prospective debt or equity financing transaction will be subject to the negotiation of definitive documents and any closing under those documents will be subject to the satisfaction of numerous conditions, many of which could be beyond our control. We may be unable to obtain additional financing from one or more lenders or equity investors, or if funding is available, it may be available only on burdensome terms that may cause significant dilution to our stockholders and impose onerous financial restrictions on our business.

Our independent auditors have issued a report questioning our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statements for the years ended December 31, 2014 and 2013 includes a paragraph that explains that we have incurred significant losses and negative cash flows from operations. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the development of AllDigital Brevity. We urge potential investors to review this report before making a decision to invest in AllDigital Holdings.

Our disclosure controls and procedures and internal control over financial reporting are not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of December 31, 2014 and concluded that as of those dates, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to (i) insufficient resources, (ii) inadequate segregation of duties for key financial reporting functions, and (iii) insufficient segregation of duties for executive officers of the Company.

As of the date of this annual report on Form 10-K, we believe that these material weaknesses continue to exist and our disclosure controls and procedures and internal control over financial reporting are not effective. If such material weaknesses and ineffective controls are not promptly corrected in the future, our ability to report quarterly and annual financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected. Also such material weaknesses and ineffective controls could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

We are in the early stages of the full production version of our AllDigital Brevity platform and we cannot be certain that AllDigital Brevity will perform as expected and/or be accepted by our current and potential customers.

We have only recently deployed the full production version of AllDigital Brevity. Accordingly, our AllDigital Brevity platform may not perform as expected and we may not be able to address some or all of the early stage production challenges that may occur. Even if our AllDigital Brevity platform performs as expected, we may not be successful in marketing and selling the platform to current or potential customers. Any failure to address early production or market acceptance challenges would significantly harm our results of operations and financial condition

Because of our early stage of operations and limited resources, we may not have in place various processes and protections common to more mature companies and may be more susceptible to adverse events.

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

The platform architecture and data tracking technology underlying our product offerings, including our AllDigital Brevity and AllDigital Cloud platforms, broadcasting network services, and cloud services software tools and back-end services is complex and includes software and code used to generate customer invoices. This software and code is either developed internally or licensed from third parties. Any of the system architecture, system administration, software or code may contain errors, or may be implemented or interpreted incorrectly, particularly when they are first introduced or when new versions or enhancements to our tools and services are released. In addition, with respect to certain usage-based billing, the data used to bill the customer for usage is an estimate, based upon complex formulas or algorithms developed by and included in third party applications that we use. We or the customer may subsequently believe that such formulas or algorithms overstate or understate actual usage. In any such case, a design or application error could cause overbilling or under-billing of our customers, which may:

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

Through the year ending December 31, 2014, our four largest billing relationships accounted for approximately 62% of our total billings. Our agreements with many of these key customers and/or partners expire in any given year unless renewed by the customer and/or partner, are terminable at any time upon short-term notice, or are otherwise generally terminable during 2015. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without an increase in revenue.

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

Since the commencement of our current operations, we have invested significant time and expense towards developing our products, technology and services in order to capitalize on current market opportunities. If we are successful at raising additional capital, we intend to increase our operating expenses and capital expenditures in order to further the development and distribution of our AllDigital Brevity platform and other product offerings. If we are to increase our operating expenses and capital expenditures and are not successful at selling AllDigital Brevity at projected levels, we may incur substantial operating and net losses in the foreseeable future. There can be no assurance that we will achieve or sustain profitability or positive cash flow from our operations.

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

We may have insufficient human resources in software development, project management, quality control to manage large customer projects.

Our operations are dependent in part upon the availability of adequate human resources to manage and develop our various platforms, including AllDigital Brevity and AllDigital Cloud, and specific customer development projects. We may not be adequately prepared for unexpected increases in integration service development efforts required by prospective or existing customers. Software development is a human resource intensive process in an increasingly competitive environment for talented people, a lack (or loss) of which could result in an immediate decline in revenue and possible additional decline in revenue as a result of subsequent customer losses. The loss of developers and related staff can also create delays in providing development services to our customers also potentially resulting in a loss of revenue.

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

As part of our growth strategy, we plan to enter into transactions to acquire companies or a portion of their assets, or to combine our business with theirs. These acquisitions or business combinations involve numerous risks, including each of the following:

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

The markets in which we operate are becoming increasingly competitive. Our current competitors generally include software developers, who offer digital media workflow solutions, transcoding, and high-speed file transfer services, operators within the digital media stack, who offer subcomponents of our digital broadcasting solutions (e.g., CDN providers, CMS companies, hosting, utility computing companies), or integrators and vertical solution providers who develop single implementations of content or digital media distribution, and related digital services, to a target device platform. These competitors, including future new competitors that may emerge, may be able to develop a comparable or superior platform, and/or technology stack, and/or series of products and services that provide a similar or more robust set of features and functionality than the technology, products and services we offer. If this occurs, we may be unable to grow as necessary to make our business profitable.

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

As part of our product offering, we facilitate the billing by our customers of their end customers, including end customers that may purchase products using credit cards or otherwise provide personal financial and other information over our network. Unauthorized access to our platform and underlying infrastructure, including certain servers for example, may jeopardize the security of the personal information stored in our computer systems and our customers’ computer systems. If this occurs, we may be liable to our customers beyond any insured levels, which on its own or combined with the potential loss of current customers or future customers as a result of the reputational harm associated with such a breach could have a material adverse effect on our business, financial condition and results of operations.

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

We acquired two patents in connection with our purchase of the assets of Brevity Ventures, Inc. These patents secure our rights to specific processes and underlying algorithms that differentiate AllDigital Brevity from other competitive offerings. Our inability to protect and defend these patents could have a material adverse impact upon our business, including our ability to reach cash flow profitability.

For products and services other than AllDigital Brevity, we depend on our ability to develop and maintain certain proprietary aspects of our products and services. To protect these proprietary products and services, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets and common law copyright and trademark principles. Adequate protection of our intellectual property is subject to the following risks:

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

The market for digital broadcasting solutions is relatively new and evolving. As a result, we cannot be certain that a viable market for our products and services will be sustainable. Factors that may inhibit the growth of this market include:

●	our customers may limit their distribution of digital media and related digital services to devices because of issues related to protection of copyrights, media and entertainment company studio approvals related to content protection, royalty payments to artists and publishers, illegal copying and distribution of data and other intellectual property rights issues;

●	congestion of data networks, or consumer reluctance to purchase high-speed Internet connectivity for their device, may limit the growth of the distribution of content and related digital services to devices;

●	consumers may determine not to view or access digital services on their devices because of, among other factors, poor reception of the broadcast or other delivery of the services, or the creation or expansion of competing technologies, that provide a similar service at lower cost or with better features; and

●	new laws and regulations may negatively affect consumers’ and businesses’ use of the Internet or devices, thereby reducing demand.

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

Our ability to issue preferred stock and additional shares of common stock may significantly dilute ownership and voting power, negatively affect the price of our common stock and inhibit hostile takeovers.

Under our Articles of Incorporation, we are authorized to issue up to 10,000,000 shares of preferred stock and 90,000,000 shares of common stock without seeking stockholder approval. Any issuance of preferred stock or additional shares of common stock would dilute the ownership and voting power of existing holders of our common stock and may have a negative effect on the price of our common stock. The issuance of preferred stock without stockholder approval may also be used by management to stop or delay a change of control, or might discourage third parties from seeking a change of control of our company, even though some stockholders or potential investors may view possible takeover attempts as potentially beneficial to our stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Irvine, California in a leased facility of approximately 3,769 square feet. This facility contains all of our operations, including sales and marketing, finance, administration, and software development. The facility is leased under a non-cancelable operating lease agreement expiring December 31, 2017, with possible renewal upon the agreement of both parties at the current market rate. Monthly rent will be $3,731 through December 31, 2015, and will increase to $6,407 and $6,784 on January 1, 2016 and January 1, 2017, respectively.

We believe this facility is adequate for our anticipated business purposes for the foreseeable future. We have leased servers in colocation facilities in Denver, Colorado and Irvine, California.

Item 3. Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible that the outcome of those legal proceedings, claims and litigation could adversely affect our quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not adversely affect in any material respect our financial position, results of operations or cash flows.

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

	Price Range
	High	Low
Fiscal Year Ended December 31, 2014
Quarter ended March 31, 2014	$0.40	$0.12
Quarter ended June 30, 2014	$0.23	$0.10
Quarter ended September 30, 2014	$0.13	$0.07
Quarter ended December 31, 2014	$0.11	$0.05

Fiscal Year Ended December 31, 2013
Quarter ended March 31, 2013	$1.01	$0.18
Quarter ended June 30, 2013	$0.20	$0.11
Quarter ended September 30, 2013	$0.17	$0.10
Quarter ended December 31, 2013	$0.48	$0.10

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Security Holders

As of April 17, 2015, we had 38,254,959 shares of common stock outstanding held by 117 owners of record, with an owner of record defined as a security holder, an institution holding common stock on behalf of one or many security holders, and partnerships, trusts, and other investment structures that hold shares on behalf of security holders.

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

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our only existing equity compensation plan as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options,	Number of securities remaining available for future issuance under equity compensation plans (excluding securities
Plan Category	(a)	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders:
2011 Stock Incentive Plan (1)	7,650,364	$0.13	1,059,636
Total	7,650,364	$0.13	1,059,636

(1)	The AllDigital Holdings, Inc. Amended and Restated 2011 Stock Incentive Plan, or 2011 Plan, is administered by our Board of Directors and provides for the granting of securities to employees, officers, directors and our other service providers. Our stockholders have approved the 2011 Plan.

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

Overview of our Business

AllDigital engineers software and hardware based digital broadcasting solutions to accelerate and optimize the distribution of digital video over the Internet. Our digital broadcasting solutions are built around our proprietary product and service offerings, including AllDigital Brevity, AllDigital Cloud, and AllDigital Integration Services.

Our business faced a number of challenges in 2014 that impacted our financial results. From late 2013 through the first quarter of 2014, we experienced a significant business interruption due, in part, to the turnover of numerous key employees, including project managers, developers, and certain executives, which inhibited our ability to focus on new sales opportunities. In an effort to stabilize our company and quickly return it to more normal business levels, we added more expensive contract resources which, combined with lower sales, significantly impacted our overall profitability through the end of the second quarter when our operations returned to more normal business levels. Our business experienced a further setback in August 2014 with the unexpected passing of our CEO and co-founder, Paul Summers.

In the fourth quarter of 2014, we raised $750,000 through the issuance and sale of an aggregate of $750,000 in principal of our 5% Senior Secured Convertible Notes, or Notes. We used $400,000 of the proceeds in October 2014 to purchase the assets out of bankruptcy of Brevity Ventures, Inc, the company that founded and developed Brevity, a software and hardware based service that transcodes digital video files to multiple formats and to multiple destinations while transporting them at super-accelerated speeds over the Internet. Our purchase included hardware and various intangible assets largely comprised of software code and two related patents that secure our rights to specific processes and underlying algorithms that differentiate it from other competitive offerings. We rebranded this offering as AllDigital Brevity.

We have invested substantial resources into further developing and enhancing the AllDigital Brevity code in order to bring it to market. By January 2015 we put a direct sales team in-place and announced the global launch of AllDigital Brevity. We will require additional working capital to complete our development of a highly scalable and multitenant variant of AllDigital Brevity, which we believe will serve as our platform for recurring revenue growth and cash flow profitability in the future.

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	For the years ended December 31,		Dollar variance favorable (unfavorable)	% variance favorable (unfavorable)
	2014	2013
Net sales	$3,841,767	$4,327,227	$(485,460)	(11.2)%
Cost of sales	2,713,074	2,505,925	(207,149)	(8.3)%
Gross profit	1,128,693	1,821,302	(692,609)	(38.0)%
Operating expenses:
Selling, marketing and advertising	642,799	537,496	(105,303)	(19.6)%
General and administrative	2,362,449	1,898,493	(463,956)	(24.4)%
Total operating expenses	3,005,248	2,435,989	(569,259)	(23.4)%
Loss from continuing operations	(1,876,555)	(614,687)	(1,261,868)	(205.3)%
Other income (expense):
Interest income	754	728	26	3.6%
Interest expense	(16,103)	(636)	(15,467)	(2,431.9)%
Other income	35,381	63,884	(28,503)	(44.6)%
Other income (expense)	20,032	63,976	(43,944)	(68.7)%

Loss before provision for income taxes	(1,856,523)	(550,711)	(1,305,812)	(237.1)%
Provision for income taxes	2,400	1,600	800	(50.0)%
Net Loss	$(1,858,923)	$(552,311)	$(1,306,612)	(236.6)%

Net Sales. Net sales decreased by $485,460, or 11% in 2014 as compared to 2013 due to changes in our customer mix, resulting from net declines in total nonrecurring and deferred revenue recognized for the year of $262,654 and $351,305, respectively, and a net decline in recurring revenue for the year of $222,806. The net decrease in recurring revenue for the year includes our loss of $478,188 in recurring revenue attributed to one customer that receives outsourced data center management services from us, a legacy service offering that has low margins and that is not core to the business of providing digital broadcast solutions. Approximately 53% of the annual recurring revenue associated with this one customer was recovered through new incremental business that has higher margins and that is core to the business. Nonrecurring revenue declined due to a significant business interruption (“business interruption”) experienced during late 2013 and early 2014, in part, due to the turnover of numerous employees including project managers, developers, and certain executives, inhibiting the ability to focus on new sales opportunities. Deferred revenue declined in the absence of new development projects as we focused our development resources on completing longer-term projects that were already under contract. Our sales activity started to recover from the business interruption by late second quarter 2014.

Cost of Sales. Cost of sales increased by $207,149 or 8%, in 2014 as compared to 2013 due to the following expense increases: $196,064 in third party contracted resources (for AllDigital Integration projects), $81,017 in data center and facilities operating costs (principally related to AllDigital Cloud hosting capacity), which includes $64,558 in operating lease expense for related data center equipment, and $16,459 in other data center-related charges. The net change in Cost of Sales includes a $69,932 decrease in salary expense associated with the ongoing development of AllDigital Brevity and AllDigital Cloud, which we record as a Research and development expense.

Gross Profit. We recorded a gross profit of $1,128,693 in 2014, a decrease of $692,609, or 38%, compared to a gross profit of $1,821,302 in 2013. The decrease in gross profit resulted from a $207,149 increase in cost of sales and a $485,460 decrease in net sales.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased $105,303 or 20% in 2014 compared to 2013. The increase resulted from increases in salary expense ($10,414), outside services ($70,660), advertising expense ($12,679), and travel-related expenses ($11,550). These expenses were in large part incurred shortly after the business interruption to return us to more normal sales levels.

General and Administrative Expenses. General and Administrative expenses increased by $463,956 or 24% in 2014 compared to 2013. The net increase was primarily attributed to the following expense increases: Salary expense ($224,742), which includes a one-time charge of $157,187 for salary and benefits continuance, and $67,555 in research and development expense related to the ongoing internal development of AllDigital Brevity and AllDigital Cloud; Legal expense ($171,543), which includes $95,034 in one-time charges related to purchasing the assets of Brevity Ventures, Inc.; and a net increase of $67,671 from the other General and administrative expense categories reflected in the table below.

The table below shows each type of General and Administrative expense total in 2014 compared to that incurred in the prior year, with the amount of increase or (decrease) and the percentage increase (decrease).

	2014	2013	Difference ($)	Change (%)
Salary & Expense	$1,207,911	$983,169	$224,742	22.9%
Legal Fees	357,476	185,933	171,543	92.3%
Rent	130,247	129,374	873	0.7%
Accounting Fees	73,232	105,823	-32,591	-30.8%
Consulting/Outside Services	104,599	91,431	13,168	14.4%
Office Expenses/Supplies	61,368	68,582	-7,215	-10.5%
Depreciation and Amortization Expense	78,178	55,370	22,808	41.2%
Business Insurance	58,557	48,458	10,098	20.8%
Recruiting	12,827	45,693	-32,865	-71.9%
Travel & Entertainment	26,905	35,624	-8,719	-24.5%
Public Reporting	61,028	24,258	36,770	151.6%
Utilities	29,394	22,091	7,303	33.1%
Phone	19,588	21,500	-1,912	-8.9%
Other G&A Expenses	141,138	81,187	59,951	73.8%
Total General & Administrative	$2,362,449	$1,898,492	$463,956	24.4%

Other Income. Other income decreased by $43,944, or 69%, in 2014 compared to 2013. In 2014 Other income ($20,032) was comprised of a $46,765 favorable financial settlement with a former supplier, and an offset of $21,595 of prepaid cost for software that was determined to be without value. In 2013 Other income ($63,976) was comprised of a settlement with a former customer.

Liquidity and Capital Resources

In 2014, we funded our operations primarily with cash provided from the sale of Common Stock and Secured Convertible Notes. Working capital as of December 31, 2014 and December 31, 2013 was $55,968 and $918,330, respectively. We had accumulated losses of $4,832,476 and $2,973,553 at December 31, 2014 and December 31, 2013, respectively. Our available capital resources at December 31, 2014, consisted primarily of $485,761 in cash and cash equivalents. As of December 31, 2014, we had current assets of $897,891, including $485,761 in cash and cash equivalents.

In October and November 2014, we raised $750,000 through the sale of an aggregate of $750,000 in principal of our 5% Senior Secured Convertible Notes, or Notes. The Notes are convertible at a conversion price of $0.15 per share into an aggregate of up to 5,000,000 shares of our common stock. The Notes are secured by all of our assets. We used $400,000 of the proceeds from the sale of the Notes to acquire the assets of Brevity Ventures, Inc. and anticipate using the remaining proceeds for working capital purposes. In February 2015 we received $230,000 from the sale of $230,000 in principal of Notes, and in February 2015 and April 2015, we sold $135,000 and $28,461, respectively, in principal of Notes to two of our vendors in a non—cash transaction, which resulted in the aggregate pay down of $163,461 in trade payables that were owed as of December 31, 2014. We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash decreased $815,171 from $1,300,932 at December 31, 2013 to $485,761 at December 31, 2014, due primarily to the net cash used in operating activities of $1,520,039 during 2014. A net loss of $1,858,923 was the largest component of net cash used in operating activities for the period. This loss was offset by non-cash expenses during the period, including $78,178 for depreciation and amortization, $121,480 for stock based compensation, $128,027 in common stock issued to service providers, $93,457 in accounts receivable, and $245,129 in accounts payable and accrued expenses. Net cash used in operating activities also reflected a increase of $2,323 in prepaid expenses and other current assets, and a decrease of $351,305 in deferred revenue.

Cash used in investing activities in 2014 was $442,467, which included purchased acquisitions of property and equipment ($78,052), and purchased intangibles ($364,415). Cash of $1,147,336 was provided by financing activities in 2014, comprised of $412,500 raised in May 2014 in connection with the sale of shares of our common stock to two accredited investors, ($15,164) attributable to the financing of purchased property and equipment through capital leases, and $750,000 raised in October and November 2014 in connection with the sale of 5% secured convertible notes through our Note offering.

Our future success depends, in part, upon our ability to manage our expanded business after acquiring substantially all of the assets of Brevity Ventures, Inc. in October 2014. Our acquisition may pose substantial challenges for management, including challenges related to integrating, selling, implementing, and supporting the service offering. There can be no assurances that we will realize the expected operating efficiencies, revenue enhancements or other benefits currently anticipated as a result of our acquisition.

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

We believe that current and future available working capital resources and revenues generated from operations will be adequate to meet our anticipated working capital and capital expenditure requirements into the third quarter of 2015. Thus, we require additional financing. Our failure to raise capital could prevent our ability to continue as a going concern.

No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. See “Risk Factors.”

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

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

Accounts Receivable

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $0 at December 31, 2014 and $10,000 at December 31, 2013. We generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development contracts to facilitate its working capital needs.

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

At December 31, 2014, options to purchase 7,440,364 shares of our common stock and warrants to purchase 210,000 shares of our common stock were outstanding. At December 31, 2013, options to purchase 2,070,597 shares of our common stock and warrants to purchase 3,892,274 shares of our common stock were outstanding.

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

Assets subject to this classification at December 31, 2014 and December 31, 2013 were cash and cash equivalents that are considered Level 1 assets.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Repairs and maintenance of equipment are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements	shorter of 3 years or remaining useful life
Furniture and fixtures	5 years
Computer equipment	3 years
Software	3 years
Signs	3 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Gains or losses on dispositions of property and equipment are included in the results of operations when realized.

Impairment of Long-Lived and Intangible Assets

We account for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires us to review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, then we recognize an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. We had no impairment charges during the twelve months ended December 31, 2014 or 2013.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued FASB ASU2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. FASB ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes become effective for us for the 2016 annual period. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the Consolidated Financial Statements in a given reporting period.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In July 2014, the FASB issued ASU 2014-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU 2014-11 requires that unrecognized tax benefits be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We will adopt this guidance effective January 1, 2014. We do not expect the adoption of ASU 2014-11 to significantly impact our consolidated financial statements.

In July 2013, the FASB issued ASU 2014-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU 2014-11 requires that unrecognized tax benefits be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We adopted this guidance effective January 1, 2014. We do not expect the adoption of ASU 2014-11 to significantly impact our consolidated financial statements.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, additional analyses and other procedures were performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP. These measures included expanded year-end closing procedures, the dedication of significant internal resources and reconciliations and management’s own internal reviews and efforts to remediate the material weaknesses in internal control over financial reporting described below. As a result of these measures, management concluded that our consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014 our internal control over financial reporting were not effective and identified the following material weaknesses in our internal control over financial reporting as of December 31, 2014:

32

●

We have an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and implementing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

●	We have insufficient resources to achieve the optimal level of segregation of duties relative to key financial reporting functions.

●

Our entire board performs the functions generally performed by an audit committee, and none of the members of our board of directors qualifies as an audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

●	We have insufficient resources to achieve an optimal segregation of duties for executive officers of AllDigital.

●	We did not have sufficient quantity of qualified personnel to manage a timely period-end financial reporting

The foregoing material weaknesses contributed to a delay in the filing of our annual report with the SEC. In addition, these material weaknesses could result in misstatements of our consolidated financial statement accounts and disclosures which would result in material misstatements of future annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

As a result of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014, based on the criteria established in the Internal Control — Integrated Framework issued by the COSO.

Our annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting and management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Management'sRemediation Initiatives and Interim Measures

In response to the identified material weaknesses, we have dedicated significant resources to improve our control environment. Management believes that actions taken beginning in December 2014, along with other improvements not yet fully implemented, will address the material weaknesses in our internal control over financial reporting noted above. Our management plans to continue to review and make changes to the overall design of our control environment, including the roles and responsibilities within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, we have implemented, or plan to implement, the measures described below to remediate the material weaknesses described above.

●

Assessing the current duties of existing personnel, assigning additional duties to existing personnel, and, in a cost effective manner, potentially hiring additional personnel to assist with the preparation of our financial statements to allow for proper segregation of duties, as well as additional resources for control documentation.

●	Assessing the duties of our officers, diversifying duties and responsibilities of such executive officers where needed.

●	Reviewing our internal controls and controls design with outside consultants that are experts in designing internal controls over financial reporting based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (as revised).

●	Evaluating the composition of the Board of Directors, with particular focus on issues of independence. The Board of Directors will consider nominating an audit committee and audit committee financial expert, which may or may not consist of independent members.

We expect that these improvements and procedures will be substantially implemented by December 31, 2015 and we intend to continue to monitor the effectiveness of these actions and will make changes that management determines are appropriate.

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

Changes in Internal Control over Financial Reporting

There has been change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), resulting from insufficient resources, during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers and directors as of April 17, 2015:

Name	Age	Position

Michael Linos	56	Chief Executive Officer, President and Director

Steve Smith	47	Vice President of Network Services and Director

Timothy Napoleon	40	Chief Strategist

Brad Eisenstein	44	Chief Financial Officer and Chief Operating Officer

David Williams	51	Director

Mark Walsh	54	Director

Board of Directors

The following paragraphs set forth certain biographical information about our board of directors, including their specific qualifications to serve on our board of directors in light of our business and structure.

Michael Linos was appointed as a Director and Executive Vice President of Sales on Jan 27, 2014, and was subsequently promoted to President on August 15, 2014. On August 29, 2014, we announced the sudden passing of Paul Summers, our then Chief Executive Officer, Chairman of the board of directors, and co-founder. On his passing, our board of directors appointed Mr. Linos, who at the time was our President, to assume the additional duties of Interim Chief Executive Officer. On October 23, 2014, our board of directors appointed Mr. Linos, as President and Chief Executive Officer AllDigital Holdings. Mr. Linos has worked with several technology companies helping them to drive revenue and add significant scale through strategic partnerships and acquisitions. With a broad range of experience in content delivery, enterprise hosting, IP transit and colocation, he has held senior sales and business development positions including Vice President of Business Development at Internap, Executive Vice President of Sales at VitalStream and Vice President of Sales at Verio. Mr. Linos earned his B.S. degree from the University of Daytona and his M.B.A. degree from Northwestern University-Kellogg School of Management.

Steve Smith has served as our Vice President of Network Services and a director since July 2011. Mr. Smith is a co-founder of AllDigital, Inc. and has served as the Vice President of Network Services and a Director of AllDigital, Inc. since September 2009. Mr. Smith has over 25 years of highly specialized experience in a wide variety of storage technologies, hosting applications and digital broadcasting solutions delivery technologies. From October 2006 to September 2009, Mr. Smith was the Founder and President of HCI, which provided specialized technical and security-intensive management services for a variety of Internet-based companies. Prior to HCI, Mr. Smith served as the CTO of VitalStream Holdings, Inc.'s integrated content services business unit, where he worked from 2000 through October 2006. Mr. Smith was appointed as a director in light of his experience in the industry and his knowledge of our business, markets and products.

David Williams has been a director since September 2011. Mr. Williams is presently the president and owner of Advanced Dental Designs, a specialty manufacturer of precision dental equipment, where he has worked since 2009. Prior to this, from 2006 to 2009, he was the Manager of Affiliate Operations for Google, where he oversaw a national team managing 1,600 radio stations as part of Google’s ad network. From 2005 to 2006, Mr. Williams was the Manager of Affiliate Operations at dMarc Broadcasting (which was acquired by Google in 2006). From 2001 to 2005, he was the VP of Operations at VitalStream, where he managed several teams responsible for solutions deployment, customer service and network operations. Before VitalStream, Mr. Williams had co-founded SiteStream along with Mr. Smith; SiteStream was later acquired by VitalStream. Mr. Williams received his M.B.A. in Finance from Wharton Business School and received his B.S. in Business Administration with an accounting major from the University of Southern California. Mr. Williams was appointed as a director in light of his experience in the industry.

Mark Walsh was appointed as a Director on February 12, 2014. He previously held the position of Executive Vice President of Sales and Chief Customer Officer for Hostess Brands, LLC from March 2009 to December 2014. Prior to Hostess Brands, Mr. Walsh worked in numerous international divisions of Pepsico for approximately 20-years in senior executive positions gaining significant experience in global brand building, operations, and sales management. Mr. Walsh earned his B.S. degree from Oregon State University in industrial engineering.

Executive Officers

The following paragraphs set forth certain biographical information about our executive officers (other than Michael Linos and Steve Smith, whose information is provided above):

Brad Eisenstein was appointed as our Chief Financial Officer and Chief Operating Officer on September 8, 2014. Prior to this date he served as our Chief Operating Officer, overseeing our operations and administrative services, initially as a consultant from November 5, 2013 until January 7, 2014 when he became an employee. Mr. Eisenstein returned to consulting for us on August 8, 2014 and was re-hired on September 8, 2014 to his current roles as Chief Financial Officer and Chief Operating Officer. Mr. Eisenstein previously served as Chief Financial Officer of EZE Trucking Holdings, Inc., a private equity backed multi-state specialty hauling and logistics operator with 16 terminals and over 200 employees, from January 2014 to August 2014. From September 2008 to December 2013, he was Chief Financial Officer of TwinMed LLC, a private equity backed nationwide distributor of medical supplies with 9 distribution centers and over 300 employees. From May 2006 to September 2008, he was Chief Financial Officer of Hirsch Pipe & Supply Company, Inc., a distributor of plumbing materials to trade professionals with 17 locations and over 200 employees. From October 2004 to May 2006, he was Corporate Controller of HD Supply White Cap, a nationwide distributor of building materials to professional contractors with more than 165 locations and over 3,000 employees. Prior to joining HD Supply White Cap, he held several senior management positions, including Director of Sales Operations – Enterprise Hosting of XO Communications from January 2000 to October 2004, Director of Sales Operations of Concentric Network Corporation from August 1998 to January 2000, and Site Controller of AnaServe, Inc. from May 1997 to August 1998. Mr. Eisenstein started his career as an auditor with Arthur Andersen LLP, where he worked from 1994 to 1997 and obtained his CPA. He earned his B.S. degree in Accounting from the University of Southern California Leventhal School of Accounting and his M.B.A. degree from the Paul Merage School of Business at the University of California, Irvine.

Timothy Napoleon has served as our Chief Strategist since February 2012. Mr. Napoleon is a co-founder of our company and also served on our board of directors from our inception in August 2009 until January 2014. Prior to AllDigital, Mr. Napoleon was the Chief Strategist, Media and Entertainment, for Akamai Technologies, Inc. (NYSE: AKAM), where he worked from 2005 until August 2009. Prior to Akamai, Mr. Napoleon was the Vice President of Business Development at VitalStream Holdings, Inc., where he worked from 2000 to 2005. Mr. Napoleon is seen as a Digital Media expert with diverse background in architecting digital media products and solutions, and he has held executive level roles in marketing and business development in the online media and entertainment industries for the past decade. Mr. Napoleon earned his B.A. in Communications from the California State University at Fullerton andr his M.B.A. degree from the University of Southern California’s Marshall School of Business.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is not registered under Section 12 of the Securities Exchange Act of 1934; as a result, our directors and executive officers are not subject to the requirements of Section 16(a) of the Exchange Act.

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

Audit Committee

Our entire board of directors presently performs the functions generally performed by an audit committee. Our board of directors has determined that David Williams and Mark Walsh are the only members of our board of directors who are “independent” under the NASDAQ Marketplace Rules and that satisfies the other requirements under Securities and Exchange Commission rules regarding audit committee membership. None of the members of our board of directors qualify as an “audit committee financial expert” under applicable Securities and Exchange Commission rules and regulations governing the composition of an audit committee, or satisfies the “financial sophistication” requirements of the NASDAQ Marketplace Rules.

Stockholder Communications with our Board of Directors

Security holders and other interested parties may contact any member or all members of the board of directors by mail. To communicate with the board of directors, any individual director or any group or committee of directors, correspondence should be addressed to the board of directors or any such individual director or group or committee of directors by either name or title. All such correspondence should be sent “c/o Secretary” at 6 Hughes, Suite 200, Irvine California 92618.

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

Item 11. Executive Compensation

Compensation Processes and Procedures

Because of our early stage of operations and limited resources, our process for determining compensation is informal. We do not have a compensation committee or a compensation committee charter. We have not, and in the near future do not expect to, engage a compensation consultant with respect to compensation. Compensation decisions are made by the entire board of directors, including Michael Linos, our Chief Executive Officer, based upon the board of directors’ subjective determination of what salaries we can afford with our limited resources and what level of equity-based compensation is necessary to attract and retain key personnel. Based upon the subjective knowledge of the industry and other public companies, we believe that our salaries currently in place or proposed for our executive officers are below market. In the future, particularly as we hire outside personnel without significant equity stakes, we expect that the cash portion of the compensation for new, and possibly existing, executives will increase.

Summary Compensation Table

The following table provides information concerning the compensation for the two individuals who served as our principal executive officer during the year ended December 31, 2014 and our two highest paid executive officers who were serving as an executive officer on December 31, 2014. These four individuals are collectively referred to in this Report as the “named executive officers.”

		Salary	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total
Name and Principal Position	Year	($)	(4)	(1)	($)(2)	(3)	($)

Paul Summers	2014	103,117	-	-	36,000	22,695	161,812
Former Chief Executive Officer (5)	2013	144,000	-	-	54,000	27,117	225,117

Michael Linos	2014	120,200	540,000	89,812	11,730	14,713	776,455
Chief Executive Officer	2013	-	-	-	-	-	-
President

Timothy Napoleon	2014	144,000	-	89,812	36,000	30,487	300,299
Chief Strategist	2013	144,000	-	-	54,000	28,207	226,207

Steve Smith	2014	144,000	-	89,812	36,000	8,200	278,012
Vice President of Network Services	2013	144,000	-	-	54,000	8,085	206,085

(1) The amounts shown are the aggregate grant date fair values of grants of stock options to the named executive officers pursuant to the provisions of Accounting Standards Codification (“ASC”) 718. For a discussion of valuation assumptions used in ASC 718 calculations, see “Note 7—Stockholders Equity—Stock Options” of the Notes to Financial Statements included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2014. The options were issued under our 2011 Plan. Information regarding the vesting schedules of options held by our named executive officers is included in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End−2014” table below.

(2) Represents bonuses earned under the executives employment agreement upon achievement of certain performance measures on a quarterly basis.

(3) Represents a reimbursement of standard health insurance costs.

(4) The amounts shown are the aggregate grant date fair values of grants of stock to the named executive officers pursuant to the provisions of Accounting Standards Codification (“ASC”) 718.

(5) Mr. Summers is our former Chief Executive Officer who passed away on August 28, 2014. We owe Mr. Summers’ estate $27,500 in unpaid salary and bonus earned during 2009, 2010 and 2011. This amount will be paid to his estate.

Executive Employment Agreements, Termination of Employment and Change of Control Arrangements

We have entered into employment agreements with each of Mr. Summers, Mr. Napoleon and Mr. Smith as of June 28, 2013, and with Mr. Linos on January 27, 2014, and an Amended and Restated employment agreement that replaces the January 27, 2014 employment agreement on September 8, 2014, which employment agreements have the terms described below. Except as described below, each of the employment agreements is in the same form.

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

Non-Equity Incentive Plans

Under their employment agreements, each of our named executive officers are entitled to an annual bonus target opportunity equal to 50% of their base salary upon achievement of certain corporate-level performance criteria. The criteria are set in advance of each calendar quarter, and an independent director of the board of directors determines following each quarter whether the criteria have been met and bonuses should be paid. Amounts earned in 2014 and 2013 are shown above under the column, “Non-Equity Incentive Plan Compensation”, in the Summary Compensation Table above.

Our board of directors determined that 2014 quarterly bonuses would be given at the broad discretion of the independent director on our board of directors, upon review of our Management Bonus Opportunity, or MBO, programs established with targets related to achievement of current ratio, cash and equivalents, and other performance measures.

The board of directors approved MBO programs for the first, second, and third quarters of 2013 for our four named executive officers. The MBO targets for the first quarter of 2013 were based upon current assets and current ratio targets to be realized at the end of the quarter. The MBO targets for the second and third quarters of 2013 were based upon cash equivalents and current ratio targets to be realized at the end of each quarter. The MBO targets were met for the first quarter of 2013, but were not met for the second and third quarters of 2013. MBO targets were not set for the fourth quarter of 2013.

Outstanding Equity Awards at Fiscal Year-End−2014

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2014.

	Option Awards
Name (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael Linos	-	1,000,000	$0.09	09/07/2024
Timothy Napoleon	-	1,000,000	$0.09	09/07/2024
Steve Smith	-	1,000,000	$0.09	09/07/2024

(1)	These options were each issued on September 8, 2014 under our 2011 plan. The options vest over 48 months, with the first vesting (25% or 250,000 shares of underlying common stock) at twelve months following the grant date. All future vesting occurs monthly at the rate of one-thirty-sixth of the total number of shares of underlying common stock.

Compensation of Directors

The following table shows information regarding the compensation earned or paid during 2014 to Non-Employee Directors who served on the Board during the year.

Name	Fees earned or paid in cash ($)(2)(3)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mark Walsh	5,000	-	28,440	-	-	-	33,440
Dave Williams	5,000	-	-	-	-	-	5,000

(1) The amounts shown are the aggregate grant date fair values of grants of stock options to the non-employee directors who served on our board during the year pursuant to the provisions of Accounting Standards Codification (“ASC”) 718. For a discussion of valuation assumptions used in ASC 718 calculations, see “Note 7—Stockholders Equity—Stock Options” of the Notes to Financial Statements included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2014. The options were issued under our 2011 Plan.

(2) Mr. Walsh received payment upon his joining the board in 2014 in accordance with our Director’s Compensation Plan.

(3) On September 7, 2014, Mr. Williams earned $5,000 as a board fee in accordance with our Director compensation plan. This fee remained unpaid at December 31, 2014 and has since been forgiven by Mr. Williams upon the board’s April 2, 2015 unanimous decision to amend the February 12, 2015 Director Compensation Plan as discussed further below.

During 2013, none of our directors received compensation for their services on our board.

On February 12, 2014, our board of directors adopted a Director Compensation Plan (the “Director Plan”) for independent directors. The Director Plan provides for each newly appointed independent director to receive on appointment (i) an option to purchase 150,000 shares of common stock at an exercise price equal to the closing bid price on the date immediately prior to the appointment date, subject to accelerated vesting upon a change of control of AllDigital Holdings, and (ii) a cash payment of $5,000. On the twelve month anniversary from their appointment and every twelve months thereafter, the plan provides for each independent director to receive an option to purchase 75,000 shares of common stock, at an exercise price equal to the closing bid price on the date immediately prior to the appointment date, subject to accelerated vesting upon a change of control of AllDigital Holdings, and (ii) a cash payment of $5,000. During 2014 Mr. Walsh received compensation for his services, including a cash payment of $5,000 and the option to purchase 150,000 shares of our common stock.

On April 2, 2015, the our board met and unanimously approved changing the Director Plan to align with our objective to achieve positive cash flow by (i) reducing the cash payment from $5,000 to $0 for the first and all future anniversaries, and (ii) reducing all stock option grants to 50,000 shares of common stock. These changes took place immediately, and the independent board members agreed to forego any past cash payments that were earned and not paid as of April 2, 2015 under the Director Plan, which amounted to $5,000. We have not accrued for any director compensation liability as of December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our voting securities as of April 17, 2015, the date of the table, by:

●	each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Except as indicated by footnote, percentage of beneficial ownership is based on 38,254,959 shares of common stock outstanding as of the date of the table.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Paul Summers	Common Stock	6,214,028	(2)	16.24%
Steve Smith	Common Stock	6,076,115	(3)	15.88%
Michael Linos	Common Stock	5,150,000		13.46%
David Williams	Common Stock	150,000	(4)	*
Mark Walsh	Common Stock	37,500	(8)	*
Timothy Napoleon	Common Stock	5,000,000		13.07%
Donald Harris(5)	Common Stock	3,932,954		10.28%
ACT Capital Management, LLLP and Amir L. Ecker and Carol G. Frankenfield(6)	Common Stock	2,621,969		6.85%
All executive officers and directors as a group (6 persons)	Common Stock	22,627,643	(7)	59.14%

*	Less than 1.00%

(1)

Messrs. Smith, Linos, Williams and Walsh are directors of AllDigital . Mr. Napoleon is an executive officer of All Digital. Mr. Summers was a director of AllDigital before his passing. The address of each of these persons is c/o AllDigital Holdings, Inc., 6 Hughes, Suite 200, Irvine, CA 92618.

(2)	All securities are held of record in the Kristen Summers & William Lang Co. Trustees of the Decedent’s Trust under the Paul & Kristen Summers Family Trust DTD 4/22/02. Due to the passing of Mr. Summers, Kirsten Summers has authority to vote and dispose of such shares. Includes 107,014 shares of common stock underlying warrants.

(3)	All securities are held of record by the Stephen James Smith Trust Dated October 24, 2002. Mr. Smith has the authority to vote and dispose of such shares. Includes 106,959 shares of common stock underlying warrants.

(4)	Includes 150,000 shares of common stock underlying options.

(5)	The address for the security holder is 101 South Fort Lauderdale Beach Blvd., # 2703, Ft. Lauderdale, Florida 33316

(6)	The address for the security holders is 2 Radnor Corporate Center, Suite 111, Radnor, Pennsylvania 19087.

(7)	Includes 213,973 shares of common stock underlying warrants and 185,000 shares of common stock underlying options.

(8)	Includes 35,000 shares of common stock underlying options.

On August 29, 2014, we announced the sudden passing of Paul Summers, our then Chief Executive Officer, Chairman of the board of directors, and co-founder.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

On an annual basis, each of our directors and executive officers is obligated to complete a Director and Officer Questionnaire that requires disclosure of any transactions with AllDigital in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. Following completion of these questionnaires, our board of directors makes an annual determination as to the independence of each director using the current standards for “independence” established by the Securities and Exchange Commission and NASDAQ and consideration of any other material relationship a director may have with AllDigital. Our board of directors has two independent directors, Mr. Walsh and Mr. Williams, with all other directors not being independent as they serve as executive officers of AllDigital Holdings.

Related Party Transactions

Other than as described below or elsewhere in this report, since January 1, 2013, there has not been a transaction or series of related transactions to which we were or are a party and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. No such transactions are currently proposed. All of the below transactions were separately approved by our Board.

Senior Convertible Secured Note issued to Steve Smith

On February 10, 2015, we entered into a Securities Purchase Agreement with Steve Smith, Vice President of Network Services and board member, pursuant to which we issued and sold our 5% Senior Secured Convertible Note (the “Steve Smith Note”) with a principal of $230,000 to Mr. Smith for an aggregate purchase price of $230,000. The Steve Smith Note is convertible into an aggregate of up to 1,533,333 shares of the Company’s common stock. In connection with the sale of the Steve Smith Note, the Company entered into a Security Agreement with Mr. Smith and Richard P. Stevens, II., as collateral agent.

The Steve Smith Note has a maturity date of December 31, 2016. The Steve Smith Note will bear interest at the rate of five percent (5%) per annum payable quarterly on the fifth (5th) day after the last business day of each calendar quarter beginning with the quarter ended December 31, 2014. After the maturity date, and until the outstanding principal and accrued interest on the Steve Smith Note has been paid, the Steve Smith Note will bear interest at a rate of 1.0% per month. The outstanding principal under the Steve Smith Note is convertible at any time prior to repayment, in whole or in part, into shares of our common stock at a conversion price of $0.15 per share, subject to adjustment for stock splits, stock dividends and recapitalizations. All accrued interest on the Steve Smith Note shall be paid in cash upon any conversion of the Steve Smith Note. The Steve Smith Note is secured under the terms of the Security Agreement by a first priority lien on all of our tangible and intangible assets.

Senior Convertible Secured Note issued to Jean Bateson Summers

On October 16, 2014, we entered into a Securities Purchase Agreement with Jean Bateson Summers, mother of our late Chief Executive Officer, Paul Summers, pursuant to which we issued and sold our 5% Senior Secured Convertible Note (the “Jean Summers Note”) with a principal of $500,000 to Jean Bateson Summers for an aggregate purchase price of $500,000. The Jean Summers Note is convertible into an aggregate of up to 3,333,333 shares of our common stock. In connection with the sale of the Jean Summers Note, we entered into a Security Agreement with Jean Bateson Summers and Richard P. Stevens, II., as collateral agent.

The Jean Summers Note has a maturity date of December 31, 2016. The Jean Summers Note will bear interest at the rate of five percent (5%) per annum payable quarterly on the fifth (5th) day after the last business day of each calendar quarter beginning with the quarter ended December 31, 2014. After the maturity date, and until the outstanding principal and accrued interest on the Jean Summers Note has been paid, the Jean Summers Note will bear interest at a rate of 1.0% per month. The outstanding principal under the Jean Summers Note is convertible at any time prior to repayment, in whole or in part, into shares of our common stock at a conversion price of $0.15 per share, subject to adjustment for stock splits, stock dividends and recapitalizations. All accrued interest on the Jean Summers Note shall be paid in cash upon any conversion of the Jean Summers Note. The Jean Summers Note is secured under the terms of the Security Agreement by a first priority lien on all of our tangible and intangible assets.

Payments to Kristen Summers

On August 29, 2014, we announced the sudden passing of Paul Summers, our then Chief Executive Officer, Chairman of the board of directors, and co-founder. Following the death of Mr. Summers, we commenced paying health benefits and salary continuance to his widow, Kristen Summers, and which we plan to continue for twelve months. As of December 31, 2014, we had accrued $128,853, which anticipates salary continuance of $12,000 per month through October 31, 2015, and benefits continuance approximating $1,050 per month thru August 31, 2015.

Michael Linos

On January 27, 2014, we entered into an Employment Agreement (the “Employment Agreement”) with Michael Linos, in connection with his appointment as Executive Vice President Sales. Under the terms of this agreement, Mr. Linos will receive a base salary of $144,000 per annum, an opportunity to earn an annual bonus equal to 50% of his base salary upon achievement of certain performance measures on a quarterly basis. He will be eligible to receive a stock grant of 1,000,000 shares of Common Stock on each of the first and second anniversaries of the Effective Date of the Employment Agreement (January 27, 2014) provided his continued employment, with a provision to accelerate any outstanding stock grants upon sale of the company for cash consideration in excess of ten million U.S. Dollars ($10,000,000). He will also be entitled to participate in our benefit plans on terms consistent with those generally applicable to our other executives. Mr. Linos also signed our standard confidentiality, proprietary information and invention assignment agreement.

Mr. Linos’ employment relationship is “at-will.” The Employment Agreement includes a provision relating to the protection of confidential information, a covenant by the executive officer to work and reside in Orange County, California, a non-competition covenant during the term of his employment and a 12-month non-solicitation covenant. Under the terms of the Employment Agreement, if Mr. Linos’ employment is terminated by him for good reason, which includes, (i) a material change in the terms and conditions of his employment, (ii) a change in the principal place of employment materially increasing his commute time, or (iii) any other event that is a functional equivalent of an involuntary termination and which falls within the safe-harbor provisions related to termination for good reason set forth in the regulations implementing Section 409A of the Internal Revenue Code, he is entitled to a severance benefit equal to his base salary and health benefits for one year. If the executive officer is terminated by us without cause, he is entitled to a severance benefit equal to one year of his base salary and health benefits for one year. Mr. Linos will not be entitled to any severance if his employment is terminated at any time by us with cause or by Mr. Linos without good reason. Upon Mr. Linos’ termination by us for certain enumerated reasons, we will have the right to repurchase any shares of our common stock beneficially owned by Mr. Linos on the effective date of his termination at a per share purchase price of $0.15.

On January 27, 2014, we issued and sold 2,250,000 shares of common stock to Mr. Linos at a purchase price of $0.15 per share

On September 8, 2014, we entered into the Amended and Restated Employment Agreement (Employment Agreement) with Mr. Linos. Pursuant to the employment agreement, Mr. Linos will receive a base salary of $144,000, an annual bonus target opportunity equal to 50% of his base salary upon achievement of certain performance measures on a quarterly basis, and standard health and other benefits. Mr. Linos’ employment relationship is “at-will.” His employment agreement includes a provision relating to the protection of confidential information, a covenant by the executive officer to work and reside in Orange County, California, and a non-competition covenant during the term of his employment and a 12-month non-solicitation covenant. Under the employment agreement, if the executive officer’s employment is terminated by him for good reason, which includes, (a) a material change in the terms and conditions of his employment, (b) a change in the principal place of employment materially increasing his commute time, or (c) any other event that is a functional equivalent of an involuntary termination and which falls within the safe-harbor provisions related to termination for good reason set forth in the regulations implementing Section 409A of the Internal Revenue Code, he is entitled to a severance benefit equal to his base salary and health benefits for one year. “Cause” is defined in the employment agreements to include (a) the employee’s conviction of, or plea of guilty, nolo contendere or the equivalent, in any criminal action involving a felony, (b) the employee’s misappropriation of any of our material funds or property, (c) the employee’s willful misconduct in the performance of his duties for the company, and (c) the employee’s breach of certain covenants set forth in the employment agreement. If the executive officer is terminated by us without cause, he is entitled to a severance benefit equal to his base salary and health benefits for one year. None of the executive officers are entitled to any severance if his employment is terminated at any time by us with cause or by the executive officer without good reason. He will be eligible to receive a stock grant of 1,000,000 shares of Common Stock on each of the first and second anniversaries of the Effective Date of his original Employment Agreement (January 27, 2014) provided his continued employment, with a provision to accelerate any outstanding stock grants upon the company’s sale that is no longer conditioned by the company’s being sold for cash consideration in excess of ten million U.S. Dollars ($10,000,000).

Mark Walsh

As provided by the Director Plan, at the date of his appointment to the board of directors on February 12, 2014, Mark Walsh received a cash payment and was issued an option to purchase 150,000 shares of our common stock under our 2011 Stock Incentive Plan (the “Walsh Option”). The Walsh Option will vest over a period of 4 years, subject to Walsh’s continued employment. Twenty-five percent (25%) of shares underlying the Walsh Option vested on February 12, 2015, and then 1/36 of the shares underlying the Walsh Option will vest each month thereafter until fully vested. Upon a change of control, any unvested portion of the Walsh Option will immediately vest in full.

Executive Officers

On December 2, 2014, our board of directors appointed Barbara Crofts as our Chief Financial Officer. Ms. Crofts did not have a written employment agreement but had been offered a salary at the rate of $144,000 per year and issued options to purchase 250,000 shares of our common stock under the 2011 Plan vesting over four years. Upon a change of control, any unvested portion of the option would immediately vest in full. Ms. Crofts resigned from her position on September 12, 2014.

On January 7, 2014, our board of directors appointed Brad Eisenstein as our Chief Operating Officer. Mr. Eisenstein did not have a written employment agreement. Mr. Eisenstein received a base salary of $184,000 and was granted an option to purchase 750,000 shares of common stock under our 2011 Stock Incentive Plan. Subject to the terms of a Stock Option Agreement, the option is exercisable over a term of 10 years at an exercise price of $0.12 per share, which is equal to the grant-date closing price of our common stock. The option vested over a period of 4 years, subject to Mr. Eisenstein’s continued employment. Twenty-five percent (25%) of shares underlying the option would vest on the first anniversary of the grant date, and then 1/36 of the shares underlying the option would vest each month thereafter until fully vested. Upon a change of control, any unvested portion of the option would immediately vest in full.

Prior to his appointment, beginning November 5, 2014, Mr. Eisenstein was providing operations and administrative services to us as a consultant during which time he received an aggregate cash compensation of $33,000 and warrants to purchase 35,000 shares of our common stock at an exercise price of $0.20 per share.

On August 8, 2014, Mr. Eisenstein resigned from his position and returned to consulting for our company. On resigning Mr. Eisenstein entered into an Agreement and Mutual General Release (release agreement) with our company. As consideration for his signing the release agreement, our board granted Mr. Eisenstein an option to purchase 187,500 shares of common stock under our 2011 Stock Incentive Plan. The option vested in full upon grant and is exercisable over a term of 10 years at an exercise price of $0.10 per share, which is equal to the grant-date closing price of our common stock.

On September 8, 2014, we hired Mr. Eisenstein as the Company’s Chief Financial Officer and Chief Operating Officer under an employment agreement.

Pursuant to the employment agreement, Mr. Eisenstein will receive a base salary of $144,000, an annual bonus target opportunity equal to 50% of his base salary upon achievement of certain performance measures on a quarterly basis, and standard health and other benefits. Mr. Eisenstein’s employment relationship is “at-will.” His employment agreement includes a provision relating to the protection of confidential information, a covenant by the executive officer to work and reside in Orange County, California, and a non-competition covenant during the term of his employment and a 12-month non-solicitation covenant. Under the employment agreement, if the executive officer’s employment is terminated by him for good reason, which includes, (a) a material change in the terms and conditions of his employment, (b) a change in the principal place of employment materially increasing his commute time, or (c) any other event that is a functional equivalent of an involuntary termination and which falls within the safe-harbor provisions related to termination for good reason set forth in the regulations implementing Section 409A of the Internal Revenue Code, he is entitled to a severance benefit equal to his base salary and health benefits for one year. “Cause” is defined in the employment agreements to include (a) the employee’s conviction of, or plea of guilty, nolo contendere or the equivalent, in any criminal action involving a felony, (b) the employee’s misappropriation of any of our material funds or property, (c) the employee’s willful misconduct in the performance of his duties for the company, and (c) the employee’s breach of certain covenants set forth in the employment agreement. If the executive officer is terminated by us without cause, he is entitled to a severance benefit equal to his base salary and health benefits for one year. None of the executive officers are entitled to any severance if his employment is terminated at any time by us with cause or by the executive officer without good reason.

On September 8, 2014, Mr. Eisenstein was granted an option to purchase 1,000,000 shares of common stock under our 2011 Stock Incentive Plan. Subject to the terms of a Stock Option Agreement, the option is exercisable over a term of 10 years at an exercise price of $0.09 per share, which is equal to the grant-date closing price of our common stock. The option vests over a period of 4 years, subject to continued employment.

Item 14. Principal Accounting Fees and Services

The following table presents the aggregate fees paid by us for professional audit services rendered by Rose, Snyder & Jacobs LLP for the years ended December 31, 2014 and 2013, and professional tax services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP for the years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees	$56,000	$63,850
Audit-Related Fees	-	-
Tax Fees	14,522	13,780

Total	$70,522	$77,630

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

The board of directors, functioning as the audit committee, has established pre-approval policies and procedures requiring that the board of directors, functioning as the audit committee, approve in advance any engagement of the independent auditors to render audit or non-audit services. As a result, all engagements during 2014 and 2013 of the independent auditors to render audit or non-audit services were approved by the board of directors, functioning as the audit committee.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Documents Filed

1. Financial Statements. The following Consolidated Financial Statements of the company and Auditors’ report are filed as part of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets for the periods ended December 31, 2014 and 2013

●	Consolidated Statements of Operations for the periods ended December 31, 2014 and 2013

●	Consolidated Statements of Cash Flows for the periods ended December 31, 2014 and 2013

●	Consolidated Statement of Stockholders Equity as of December 31, 2014

●	Notes to the Consolidated Financial Statements

2. Financial Statements Schedule. Not applicable.

3. Exhibits. The information required by this item is set forth on the exhibit index that follows.

Index to Exhibits

		Where Located
Exhibit Number	Description#	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated July 29, 2011 among AllDigital, Inc., AllDigital Acquisition Corp. and the Registrant	8-K	333-141676	2.1	8/5/2011

2.2	Asset Purchaser Agreement dated October 17, 2014 among AllDigital Holdings,Inc. and Brevity Ventures, Inc.	8-K	333-141676	2.1	10/22/2014

3.1	Articles of Incorporation, as amended	8-K	333-141676	3.1	8/25/2011

3.2	Amended and Restated By-laws	8-K	333-141676	3.1	7/2/2013

4.1	Form of Common Stock Certificate	SB-2	333-141676	4.1	3/30/2007

10.1	Form of Series 2011A Warrant	8-K	333-141676	4.1	8/5/2011

10.2	Form of Series 2011B Warrant	10-Q	333-141676	4.3	11/14/2011

10.3	Form of Series 2011C Warrant	10-Q	333-141676	4.4	11/14/2011

10.4	Amended and Restated 2011 Stock Option Plan*					X

10.5	Form of Stock Option Agreement*	8-K	333-141676	4.3	8/5/2011

10.6	Form of Employment Agreement dated June 28, 2013 between the Registrant and each of Summers, Smith and Napoleon*	8-K	333-141676	10.5	7/2/2013

10.7	Employment Agreement, dated June 28, 2013, between the Registrant and John Walpuck*	8-K	333-141676	10.4	7/2/2013

10.8	Master Lease Agreement between the Registrant and Technology Finance Corporation	8-K/A	333-141676	10.3	8/29/2011

10.9	Lease Schedule to Master Lease Agreement with Technology Finance Corporation dated March 29, 2011	8-K/A	333-141676	10.3.1	8/29/2011

10.10	Lease Schedule to Master Lease Agreement with Technology Finance Corporation dated April 8, 2011	8-K/A	333-141676	10.3.2	8/29/2011

10.11	Standard Industrial/Commercial Multi-Tenant Lease — Net American Industrial Real Estate Association dated August 25, 2009 between the Registrant Olen Commercial Realty Corp.	8-K/A	333-141676	10.4	8/29/2011

10.12	Executive Search Agreement between the Registrant and John C. Wallin dated May 19, 2011	8-K/A	333-141676	10.5	8/29/2011

		Where Located
Exhibit Number	Description#	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.13	Agreement and Plan of Merger and Reorganization, dated as of January 6, 2012, between the Registrant and Broadcast International, Inc. and Alta Acquisition Corporation	8-K	333-141676	2.1	1/7/2013

10.14	Form of Voting Agreement, dated January 6, 2013, between the Registrant and certain stockholders of Broadcast International, Inc.	8-K	333-141676	10.1	1/7/2013

10.15	Professional Services Agreement dated January 6, 2013 with Broadcast International, Inc.	8-K	333-141676	10.3	1/7/2013

10.16	First Amendment to Agreement and Plan of Merger, dated as of April 9, 2013, between the Registrant and Broadcast International, Inc. and Alta Acquisition Corporation	10-Q	333-141676	10.1	8/13/2013

10.17	Second Amendment to Agreement and Plan of Merger, dated as of June 30, 2013, between the Registrant and Broadcast International, Inc. and Alta Acquisition Corporation	8-K	333-141676	10.1	7/2/2013

10.18	Third Amendment to Agreement and Plan of Merger, dated as of August 26, 2013, between the Registrant and Broadcast International, Inc. and Alta Acquisition Corporation	8-K	333-141676	10.1	8/28/2013

10.19	Employment Agreement, dated June 28, 2013, between the Registrant and Konstantin Wilms*	8-K	333-141676	10.2	7/2/2013

10.20	Escrow and Contribution Agreement, dated June 28, 2013 among the Registrant, the Stephen James Smith Trust dated 10/24/02, Tim Napoleon and Parr Brown Gee & Loveless, PC	8-K	333-141676	10.3	7/2/2013

10.21	Director Compensation Plan*	10-K	333-141676	10.21	3/31/2014

10.22	Employment Agreement between the Registrant and Brad Eisenstein*					X

10.23	Offer Letter between the Registrant and Barbara Crofts	10-K	333-141676	10.23	3/31/2014

10.24	Amended and Restated Employment Agreement between the Registrant and Michael Linos*					X

10.25	Form of Convertible Promissory Notes issued in August and September 2013	8-K	333-141676	10.2	8/28/2013

10.26	Form of 5% Senior Secured Convertible Notes issued in October 2014, November 2014, and February 2015					X

10.27	Form of Security Agreement regarding the 5% Senior Secured Convertible Notes					X

14	Code of Ethics and Conduct	10-K	333-141676	14	3/31/2014

21	Subsidiaries of the Registrant	10-K	333-141676	21	3/31/2014

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Section 302 Certification of Chief Executive Officer					X

31.2	Section 302 Certification of Chief Financial Officer					X

32.1	Section 906 Certification of Chief Executive Officer					X

32.2	Section 906 Certification of Chief Financial Officer					X

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase **					X
101.LAB	XBRL Taxonomy Extension Label Linkbase**					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**					X

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

ALLDIGITAL HOLDINGS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AllDigital Holdings, Inc.

We have audited the accompanying balance sheets of AllDigital Holdings, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AllDigital Holdings, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the years ended December 31, 2014 and 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Rose, Snyder & Jacobs LLP

Encino, California

April 20, 2015

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$485,761	$1,300,932
Accounts receivable, net of allowance of $0 and $10,000	361,276	454,733
Prepaid expenses and other current assets	50,944	82,324
Total current assets	897,981	1,837,989
Property and equipment, net	176,194	86,648
Purchased intangible assets, net	386,415	22,000
Other assets	18,626	11,164
Total assets	$1,479,216	$1,957,801

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$809,018	$563,889
Deferred revenue	4,465	355,770
Other current liabilities	28,530
Total current liabilities	842,013	919,659

Long-term liabilities:
Long-term debt	750,000	-
Other liabilities	45,978	-
Total long-term liabilities	795,978	-

Commitments and Contingencies (Note 6)

Stockholders’ (Deficit) Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none and none issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 37,170,959 and 33,231,977 issued and outstanding, respectively	37,171	33,233
Additional paid-in capital	4,636,530	3,978,462

Accumulated deficit	(4,832,476)	(2,973,553)

Total stockholders’ (deficit) equity	(158,775)	1,038,142
Total liabilities and stockholders’ (deficit) equity	$1,479,216	$1,957,801

See accompanying notes to these consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013
Net sales	$3,841,767	$4,327,227
Cost of sales	2,713,074	2,505,925
Gross profit	1,128,693	1,821,302
Operating expenses
Selling, marketing, and advertising	642,799	537,496
General and administrative	2,362,449	1,898,493

Total operating expenses	3,005,248	2,435,989

Operating loss	(1,876,555)	(614,687)

Other income (expense)
Interest income	754	728
Interest expense	(16,103)	(636)
Other income	35,381	63,884

Total other income (expense)	20,032	63,976
Loss before provision for income taxes	(1,856,523)	(550,711)
Provision for income taxes	2,400	1,600
Net loss	$(1,858,923)	$(552,311)
Basic and diluted net loss per share	$(0.05)	$(0.02)
Basic and diluted weighted-average shares outstanding	36,329,854	26,642,459

See accompanying notes to these consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(1,858,923)	$(552,311)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	78,178	55,370
Stock based compensation	121,480	223,122
Stock issued for services	128,027	-
Loss on write off of prepaid asset	21,595	-
Provision for doubtful accounts	-	10,000
Changes in operating assets and liabilities:
Accounts receivable	93,457	(342,669)
Deferred costs
Prepaid expenses and other current assets	2,323	(28,962)
Deferred revenue	(351,305)	7,997
Accounts payable and accrued expenses	245,158	43,581
Net cash provided by (used in) operating activities	(1,520,010)	(583,872)

Cash Flows From Investing Activities
Purchase of property and equipment	(78,082)	(61,707)
Purchase of intangible assets	(364,415)	(2,250)
Net cash used in investing activities	(442,497)	(63,957)

Cash Flows From Financing Activities
Capital lease financing, net of payments	(15,164)	-
Proceeds from issuance of notes payable – bridge	-	1,485,000
Proceeds from issuance of secured notes payable	750,000
Issuance of common stock	412,500	-
Proceeds from exercise of stock options	-	1,000
Net cash provided by financing activities	1,147,336	1,486,000
Net Increase (Decrease) in Cash and Cash Equivalents	(815,171)	838,171
Cash and Cash Equivalents – beginning of year	1,300,932	462,761
Cash and Cash Equivalents – end of year	$485,761	$1,300,932

Supplemental disclosures of cash flow information:
Interest paid	$16,103	$636
Income taxes paid	$2,400	$1,600

See accompanying notes to these consolidated financial statements.

SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the twelve months ended December 31, 2014, the Company entered into the following noncash transactions:

●	Issued 1,188,982 shares of common stock for services value at $128,027.

During the twelve months ended December 31, 2013, the Company entered into the following noncash transactions:

●	Issued 7,787,249 shares of common stock due to the conversion of $1,485,000 of Convertible Promissory Notes.

See accompanying notes to these consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

BALANCE – December 31, 2012	-	$-	25,440,728	$25,441	$2,277,132	$(2,421,242)	$(118,669)

Issuance of common stock for exercise of options	-	-	4,000	4	996	-	1,000

Conversion of Convertible Notes Payable to common stock	-	-	7,787,249	7,788	1,477,212	-	1,485,000

Stock based compensation	-	-	-	-	223,122	-	223,122

Net loss	-	-	-	-	-	(552,311)	(552,311)
BALANCE – December 31, 2013	-	$-	33,231,977	$33,233	$3,978,462	$(2,973,553)	$1,038,142

Issuance of common stock for cash received	-	-	2,750,000	2,750	409,750	-	412,500

Issuance of common stock for past services	-	-	1,188,982	1,188	126,838	-	128,026

Stock based compensation	-	-	-	-	121,480	-	121,480
Net loss	-	-	-	-	-	(1,858,923)	(1,858,923)
BALANCE – December 31, 2014	-	$-	37,170,959	$37,171	$4,636,530	$(4,832,476)	$(158,775)

See accompanying notes to these consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

AllDigital, Inc. (“AllDigital” or the “Company”) was incorporated in the State of California on August 3, 2009, with the primary purpose of providing digital broadcasting solutions dedicated to managing the complex pairing of cloud-based digital media and digital services with Internet—connected devices.

AllDigital Brevity, AllDigital Cloud, and AllDigital Integration services are the cornerstones of our offering, enabling us to build highly scalable and efficient digital broadcasting solutions to meet unique customer requirements, serve as technology and services required to develop, operate and support a variety of complex digital service and digital broadcasting workflow implementations across a diverse market of devices. We accomplish this by enabling, and maximizing the performance of, the cloud-based storage, processing, and transit of digital media and digital services to multiple devices simultaneously. Our business model targets a variety of entities and existing providers of digital services that need to develop, operate and support a cost—effective, high quality and secure digital service, through a digital broadcasting workflow, across a large and diverse market of devices.

Our ability to successfully generate future revenues is dependent on a number of factors, including: (i) the availability of capital to continue to develop, operate and maintain our proprietary AllDigital Brevity and AllDigital Cloud platform and services, (ii) the ability to commercialize our portfolio of digital broadcasting solutions to media and entertainment companies, enterprises, government agencies, and nonprofits, and (iii) our ability to attract and retain key sales, business and product development, and other personnel as our business and offerings continue to mature. We may encounter setbacks related to these activities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting its business. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets and liabilities that may result from the outcome of this uncertainty. The Company has to date incurred recurring losses and has accumulated losses aggregating approximately $4.8 million as of December 31, 2014. The Company’s business strategy includes attempting to increase its revenue through investing further in its product development, sales, and marketing efforts of AllDigital Brevity. The Company intends to finance this portion of its business strategy through available working capital resources and raising additional funds to provide a long enough horizon for the Company to achieve cash flow profitability. Without further investment capital, management believes that current cash on-hand and cash flow from operations will finance the Company into the third quarter of 2015.

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

Accounts Receivable

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $0 at December 31, 2014, and $10,000 at December 31, 2013. The Company generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development to facilitate its working capital needs.

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

At December 31, 2014, the Company had 210,000 warrants and 7,440,364 options that could potentially increase the number of shares outstanding. At December 31, 2014, the Company had sold $750,000 of its Secured Convertible Notes that if converted at the note conversion price of $.15 per share, this could potentially increase the number of shares outstanding by 5,000,000 shares. At December 31, 2013, the Company had 3,892,274 warrants and 3,065,917 options that could potentially increase the number of shares outstanding. These instruments were excluded from the computation of the diluted loss per share as their impact is anti-dilutive.

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

Assets subject to this classification at December 31, 2014, and December 31, 2013, were cash and cash equivalents and are considered Level 1 assets.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Repairs and maintenance of equipment are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining lease term or up to 3 years
Fixed assets under capital lease	3 years
Computer equipment	3 years
Software	3 years
Signs	3 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Gains or losses on dispositions of property and equipment are included in the results of operations when realized.

Impairment of Long-Lived and Intangible Assets

The Company accounts for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the Company may not recover the carrying amount of an asset. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, the Company recognizes an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. The Company had no impairment charges during the twelve months ended December 31, 2014 and 2013.

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

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2014, and December 31, 2013, consisted of the following:

	December 31, 2014	December 31, 2013

Furniture and fixtures	$16,328	$13,568
Leasehold improvements	3,772	-
Fixed assets under capital lease	89,672	-
Computer equipment	213,154	139,584
Software	45,833	45,833
Signs	2,050	2,050
Purchased intangible assets	384,365	-
Less accumulated depreciation and amortization	(192,565)	(114,387)

	$562,609	$86,648

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2014, and December 31, 2013, consisted of the following:

	December 31, 2014	December 31, 2013

Accounts payable	$413,700	$316,096
Accrued personnel costs	308,135	188,866
Accrued professional fees	76,825	6,800
Other	10,358	52,127

	$809,018	$563,889

NOTE 5 – NOTES PAYABLE

5% Senior Secured Convertible Notes

In October and November 2014, the Company raised $750,000 through the sale of an aggregate of $750,000 in principal of its 5% Senior Secured Convertible Notes, (“Secured Notes”). The Secured Notes pay quarterly interest and are convertible at a conversion price of $0.15 per share into an aggregate of up to 5,000,000 shares of common stock, and they are secured by all of the Company’s assets. Principle is due December 31, 2016 on all outstanding notes.

Convertible Promissory Notes

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

In 2014, the Company entered into a Lease Agreement for office space at 6 Hughes, Suite 200, Irvine, California, 92618, which is used as its corporate office. The initial three-year term expires December 31, 2017, and lease renewal is possible upon mutual agreement of the parties. Rent for the remaining lease term is $10,717 per month. Rent expense for the twelve months ended December 31, 2014 and 2013 was $130,247 and $129,374, respectively.

The Company has entered into various non-cancelable operating leases for computer servers and phone equipment. At December 31, 2014, future minimum rental commitments under these operating leases are:

Year ended December 31,

2015	$112,427
2016	131,353
2017	81,410
Total	$325,190

Legal Matters

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible that the outcome of those legal proceedings, claims and litigation could adversely affect our quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not adversely affect in any material respect our financial position, results of operations or cash flows.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

Common Stock

The exercise of stock options resulted in issuance of 4,000 shares of common stock in January 2013.

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

During the twelve months ended December 31, 2014, the Company issued options to purchase 9,398,000 shares of common stock under the Plan to certain employees, no shares of common stock were issued upon exercise of options, and options to purchase 8,607,136 shares of common stock were forfeited by employees who resigned from the Company. At December 31, 2014, there were options to purchase 7,440,364 shares of common stock outstanding under the Plan.

As of December 31, 2014, there were 1,059,636 shares of common stock available for grant under the Plan.

A summary of the status of the options granted is as follows:

	Shares	Weighted-average exercise price	Average remaining contractual term- years	Aggregate Intrinsic value

Outstanding, December 31, 2012	4,610,000	$0.26	8.71	-
Granted	2,475,500	$0.15	9.32	-
Exercised	(4,000)	$0.25	9.63
Forfeited	(431,000)	0.32
Outstanding, December 31, 2013	6,649,500	$0.22	8.39	-
Granted	9,398,000	$0.12	9.57	-
Exercised	0	$0.00
Forfeited	(8,607,136)	$0.19
Outstanding, December 31, 2014	7,440,364	$0.13	9.33	-
Exercisable: December 31, 2014	911,556	$0.21	7.84	-
Expected to vest: December 31, 2014	5,607,083	$0.12	9.54	-

As of December 31, 2014, there was $584,263 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining weighted-average vesting period of 3.54 years. The total fair value of options vested during the twelve months ended December 31, 2014 was $146,481. The aggregate intrinsic value of the options expected to vest in the future was $0.

Stock-based compensation expense for the years ended December 31, 2014 and 2013 was $121,480 and $223,122, respectively.

The fair value of the options granted by AllDigital Holdings, Inc., for the years ended December 31, 2014 and 2013 is estimated at $1,147,049 and $365,420, respectively.

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

Year Ended December 31,
	2014	2013
Dividend yield	—	—
Risk-free interest rate	1.60% to 1.65%	1.66% to 3.04%
Volatility	193%	196%
Expected life (in years)	7	6.5
Weighted average grant date fair value per share of options granted	$0.12	$0.15

The dividend yield is zero as the Company currently does not pay a dividend.

The risk-free interest rate is based on the U.S. Treasury bond.

Volatility is estimated based on comparable companies in the industry.

Warrants

A summary of the status of the warrants outstanding is as follows:

	Shares	Weighted-average exercise price

Outstanding – December 31, 2012	3,892,274	$0.49
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding – December 31, 2013	3,892,274	$0.49
Forfeited	(3,682,274)	0.50
Exercised	-	-
Outstanding – December 31, 2014	210,000	$0.26

Exercisable – December 31, 2014	210,000	$0.26

The following table summarizes information about warrants outstanding at December 31, 2014:

Outstanding				Exercisable
Range of exercise prices	Number of warrants outstanding	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Number of warrants exercisable	Weighted-average exercise price
$0.25	150,000	1.66	$0.25	150,000	$0.25
$0.275	60,000	1.58	$0.275	60,000	$0.275
$0.25 - $0.275	210,000	1.64	$0.26	210,000	$0.26

NOTE 8 – INCOME TAXES

The components of the income tax provision for the years ended December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Current	$2,400	$1,600
Deferred	-	-
Total	$2,400	$1,600

Income tax expense (benefit) for the years ended December 31, 2014 and 2013 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

	December 31,
	2014	2013

Computed “expected” tax provision (benefit)	$(583,957)	$(187,200)
Income taxes resulting from expenses not deductible for tax purposes	3,953	5,600
Stock compensation	43,012	75,900
Change in the valuation allowance for deferred tax assets net of return to provision adjustment	537,808	106,300
State and local income taxes, net of tax benefit	1,584	1,000
Total	$2,400	$1,600

Significant components of the Company’s deferred tax assets and liabilities for federal income taxes at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
Current deferred tax assets
Accrued expenses	$137,724	$44,400
Deferred compensation	10,953	11,000
Other	(3,117)	3,200
Valuation allowance	(145,560)	(58,600)
Net current deferred tax assets	$-	$-

Long-term deferred tax assets
Net operating loss carryforward	$1,188,268	$644,700
Depreciation and amortization	13,407	13,700
Other	451	-
Valuation allowance	(1,202,126)	658,400
Net deferred tax assets	$-	$-

The Company establishes a valuation allowance when it is more likely than not that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of December 31, 2014 and December 31, 2013, the valuation allowance for deferred tax assets totaled approximately $1.3 million and $0.7 million, respectively. For the year ended December 31, 2014, the increase in the valuation allowance was $0.6 million.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of December 31, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $3.0 million, respectively, which begin to expire in 2027. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

The Company has not recognized any liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2014 and December 31, 2013, the Company had no accrual for the payment of interest or penalties. For Federal purposes, the years subject to examination are 2011-2014. For California purposes, the years subject to examination are 2010-2014.

NOTE 9 – SIGNIFICANT AGREEMENTS AND CONCENTRATIONS

Terminated Merger Agreement

On January 6, 2013, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Broadcast International, Inc., a Utah corporation (“Broadcast”) and Alta Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of Broadcast International (“Merger Sub”).

On November 4, 2013, the Merger Agreement was terminated. Broadcast sent notice of termination without cause following the occurrence of the October 31, 2014 “end date” without closing having occurred. The Company rejected the purported termination under this provision. The Company then sent a notice terminating the Merger Agreement for cause due to Broadcast’s breach of the non-solicitation covenants in the Merger Agreement, which the Company believes triggers a termination fee of $100,000 and 4% of the equity of Broadcast on a non-diluted basis, and due to various other misrepresentations and breaches. The Company has reserved the right to pursue damages for breach, in addition to any applicable termination fee, from Broadcast.

As referred to in Note 5 above, during August and September, 2013, the Company sold an aggregate of $1,485,000 in convertible promissory notes to individual and institutional investors. The Notes provided that upon the earlier to occur of (a) November 30, 2014, if the Merger has not closed, or (b) the termination of the Merger Agreement, amounts owed under the Notes automatically converted into shares of common stock of the Company at a conversion price equal to the quotient of $6,750,000, divided by number of shares of common stock of the Company issued and outstanding.

As a result of a termination of the Merger Agreement prior to closing, on November 4, 2013, 7,787,249 shares of common stock were issued, and the Notes aggregating $1,485,000 were canceled.

Major Customers

At December 31, 2014 and December 31, 2013, two and two customers accounted for 68% and 71% of the outstanding accounts receivable, respectively.

For the twelve months ended December 31, 2014 and 2013, four and four customers accounted for 62% and 82% of total revenue, respectively.

Major Vendors

At December 31, 2014 and December 31, 2013, three and three vendors accounted for 68% and 62% of the outstanding accounts payable, respectively.

For the twelve months ended December 31, 2014 and 2013, three and four vendors accounted for 24% and 17% of total purchases, respectively.

Concentrations of Credit Risk

Financial instruments that may subject the Company to credit risk include uninsured cash-in-bank balances. The Company places its cash with high quality financial institutions located in Southern California. From time to time, such balances exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash balances. As of December 31, 2014, the Company’s uninsured cash was $239,199.

NOTE 10 – SEGMENT INFORMATION

The Company currently operates in one business segment, digital broadcasting solutions. All fixed assets are located at the Company’s headquarters and data centers located in the United States. All sales for the twelve months ended December 31, 2014, were in the United States and Canada.

NOTE 11 – SUBSEQUENT EVENTS

Senior Convertible Secured Notes issued to vendors

On February 2015 and April 2015, we sold $135,000 and $28,461, respectively, in principal of Notes to two of our vendors in a non—cash transaction, which resulted in the aggregate pay down of $163,461 in trade payables that were owed as of December 31, 2014. Pursuant to this transaction the company issued and sold its 5% Senior Secured Convertible Note (the “Note”) with a principal of $163,461 to its vendors for an aggregate purchase price of $230,000. The underlying Notes are convertible into an aggregate of up to 1,089,740 shares of our common stock. In connection with the sale of the Note, the company entered into a Security Agreement with Mr. Smith and Richard P. Stevens, II., as collateral agent.

The Note has a maturity date of December 31, 2016. The Note will bear interest at the rate of five percent (5%) per annum payable quarterly on the fifth (5th) day after the last business day of each calendar quarter beginning with the quarter ended December 31, 2014. After the maturity date, and until the outstanding principal and accrued interest on the Note has been paid, the Note will bear interest at a rate of 1.0% per month. The outstanding principal under the Note is convertible at any time prior to repayment, in whole or in part, into shares of our company’s common stock at a conversion price of $0.15 per share, subject to adjustment for stock splits, stock dividends and recapitalizations. All accrued interest on the Note shall be paid in cash upon any conversion of the Note. The Note is secured under the terms of the Security Agreement by a first priority lien on all of our company’s tangible and intangible assets.

Senior Convertible Secured Note issued to Steve Smith

On February 10, 2015, we entered into a Securities Purchase Agreement with Steve Smith, Vice President of Network Services and board member, pursuant to which the company issued and sold its 5% Senior Secured Convertible Note (the “Note”) with a principal of $230,000 to Mr. Smith for an aggregate purchase price of $230,000. The Note is convertible into an aggregate of up to 1,533,333 shares of our common stock. In connection with the sale of the Note, the company entered into a Security Agreement with Mr. Smith and Richard P. Stevens, II., as collateral agent.

The Note has a maturity date of December 31, 2016. The Note will bear interest at the rate of five percent (5%) per annum payable quarterly on the fifth (5th) day after the last business day of each calendar quarter beginning with the quarter ended December 31, 2014. After the maturity date, and until the outstanding principal and accrued interest on the Note has been paid, the Note will bear interest at a rate of 1.0% per month. The outstanding principal under the Note is convertible at any time prior to repayment, in whole or in part, into shares of our company’s common stock at a conversion price of $0.15 per share, subject to adjustment for stock splits, stock dividends and recapitalizations. All accrued interest on the Note shall be paid in cash upon any conversion of the Note. The Note is secured under the terms of the Security Agreement by a first priority lien on all of our company’s tangible and intangible assets.

Option grant to Mr. Eisenstein

On January 29, 2015, our board granted Mr. Eisenstein an option to purchase 277,500 shares of common stock under our 2011 Stock Incentive Plan. Subject to the terms of a Stock Option Agreement, the option is exercisable over a term of 10 years at an exercise price of $0.09 per share, which is equal to the grant-date closing price of our common stock. The option vested over a period of 4 years, subject to Mr. Eisenstein’s continued employment. Twenty-five percent (25%) of shares underlying the option would vest on the first anniversary of the grant date, and then 1/36 of the shares underlying the option would vest each month thereafter until fully vested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLDIGITAL HOLDINGS, INC.

April 20, 2015	By:	/s/ Michael Linos
Date		Michael Linos
Chief Executive Officer, President and Director

April 20, 2015	By:	/s/ Brad Eisenstein
Date		Bradley A. Eisenstein
Chief Financial Officer Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Linos	Chief Executive Officer, President and Director	April 20, 2015
Michael Linos	(Principal Executive Officer)

/s/ Brad Eisenstein	Chief Financial Officer and Chief Operating Officer	April 20, 2015
Brad Eisenstein	(Principal Financial and Accounting Officer)

/s/ Stephen Smith	Vice President and Director	April 20, 2015
Stephen Smith

/s/ Mark Walsh	Director	April 20, 2015
Mark Walsh

/s/ David Williams	Director	April 20, 2015
David Williams

49

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
10.4	Amended and Restated 2011 stock plan
10.22	Employment Agreement between Registrant and Brad Eisenstein
10.24	Amended and Restated Employment Agreement between Registrant and Michael Linor.
10.26	Form of 5% Senior Secured Convertible Notes issued in October 2014, November 2014, and February 2015.
10.27	Form of Security Agreement regarding the 5% Senior Secured Convertible Notes
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

50