Form 10-Q
period 2015-03-31
ALLDIGITAL HOLDINGS, INC.
filed 2015-05-15
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-141676

ALLDIGITAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5354797
(State or other jurisdiction of incorporation or organization)	( I.R.S. Employer Identification No.)

6 Hughes, Suite 200, Irvine, California (Address of principal executive offices)	92618 (zip code)

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 14, 2015, there were 38,254,959 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$489,106	$485,761
Accounts receivable, net of allowance of $0- and $0-	362,759	361,276
Prepaid expenses and other current assets	50,502	50,944
Total current assets	902,367	897,981
Property and equipment, net	149,186	176,194
Purchased intangible assets, net	384,365	386,415
Other assets	9,790	18,626
Total assets	$1,445,708	$1,479,216

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts payable and accrued expenses	$626,484	$809,018
Deferred revenue	76,083	4,465
Other current liabilities	29,006	28,530
Total current liabilities	731,573	842,013

Long-term liabilities:
Long-term debt	1,115,000	750,000
Other liabilities	39,101	45,978
Total long-term liabilities	1,154,101	795,978

Commitments and Contingencies (Note 9)

Stockholders’ (Deficit) Equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none and none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized, 38,254,959 and 37,170,959 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	38,255	37,171
Additional paid-in capital	4,745,512	4,636,530
Accumulated deficit	(5,223,733)	(4,832,476)
Total stockholders’ (deficit) equity	(439,966)	(158,775)

Total liabilities and stockholders’ (deficit) equity	$1,445,708	$1,479,216

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$833,030	$1,158,456
Cost of sales	580,065	965,606
Gross profit (loss)	252,965	192,850
Operating expenses
Selling, marketing, and advertising	111,894	221,678
General and administrative	497,542	422,310

Total operating expenses	609,436	643,988

Operating loss	(356,471)	(451,138)

Other income (expense)
Interest income	126	370
Interest expense	14,139	-
Other income (expense)	(19,173)	46,765
Total other income (expense)	(33,186)	47,135

Loss from operations before provision for income taxes	(389,657)	(404,003)
Provision for income taxes	(1,600)	(1,600)
Net loss	$(391,257)	$(405,603)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Basic and diluted weighted-average shares outstanding	37,954,026	34,871,977

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(391,257)	$(405,603)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,191	16,304
Provision for doubtful accounts	—	15,000
Stock based compensation	103,066	21,520
Stock issued for services	7,000	31,500
Loss on disposal of property and equipment	19,173	—
Changes in operating assets and liabilities:
Accounts receivable	(1,483)	66,793
Prepaid expenses and other current assets	943	(75,610)
Other assets	8,836	—
Deferred revenue	71,618	(60,107)
Accounts payable and accrued expenses	(47,534)	1,102
Net cash provided by (used in) operating activities	(204,447)	(389,101)

Cash Flows From Investing Activities
Purchase of property and equipment	(15,807)	(14,099)
Purchase of intangible assets	—	—
Net cash used in investing activities	(15,807)	(14,099)

Cash Flows From Financing Activities
Proceeds from issuance of secured notes payable	230,000	—
Payments on capital lease obligations	(6,401)	—
Issuance of common stock	—	337,500
Net cash provided by financing activities	223,599	337,500
Net increase (decrease) in cash and cash equivalents	3,345	(65,700)
Cash and cash equivalents – beginning of period	485,761	1,300,932
Cash and cash equivalents – end of period	$489,106	$1,235,232

Supplemental disclosures of cash flow information:
Interest paid	14,139	—
Income taxes paid	$1,600	$1,600

SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2015 and 2014, the Company entered into the following noncash investing or financing transactions:

●	Sold $135,000 in principal of Notes to one of our vendors in a non-cash transaction, which resulted in the aggregate pay down of $135,000 in trade payables that were owed as of December 31, 2014

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

AllDigital was incorporated in the state of California on August 3, 2009 and engineers software and hardware based digital broadcasting solutions to accelerate and optimize the distribution of digital video over the Internet. Our digital broadcasting solutions are built around proprietary product and service offerings. AllDigital Brevity uses our patented technology to simultaneously transcode digital video files to multiple formats and to multiple destinations while transporting them at super-accelerated speeds over the Internet. AllDigital Cloud is a unified digital broadcasting and cloud services platform dedicated to ingesting, storing, preparing, securing, managing, monetizing, converting and distributing digital media and other forms of data across devices. AllDigital Integration Services provides consultation and software development services that enable our customers to integrate AllDigital Brevity and AllDigital Cloud into existing digital workflows, with services ranging from transition planning from competitive offerings to designing, building and hosting complete digital workflows.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared the accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended March 31, 2015 are not indicative of the results that may be expected for the fiscal year ending December 31, 2015. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates may also affect the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, estimates of costs used in the calculation of percentage of completion contracts, realization of capitalized assets, valuation of equity instruments and other instruments indexed to the Company’s common stock, and deferred income tax valuation allowances. Actual results could differ from those estimates. Following is a discussion of the Company’s significant accounting policies.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting its business. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets and liabilities that may result from the outcome of this uncertainty. The Company has to date incurred recurring losses and has accumulated losses aggregating approximately $5.3 million as of March 31, 2015. The Company’s business strategy includes attempting to increase its revenue through investing further in its product development, sales, and marketing efforts of AllDigital Brevity. The Company intends to finance this portion of its business strategy through available working capital resources and raising additional funds to provide a long enough horizon for the Company to achieve cash flow profitability. Without further investment capital, management believes that current cash on-hand and cash flow from operations will finance the Company into the third quarter of 2015.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s independent auditors, in their report on our financial statements for the year ending December 31, 2014, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $0 at March 31, 2015, and $0 at December 31, 2014. The Company generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development to facilitate its working capital needs.

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

At March 31, 2015, the Company had 210,000 warrants and 7,717,864 options that could potentially increase the number of shares outstanding. At March 31, 2015, the Company had sold $1,115,000 of its Secured Convertible Notes that if converted at the note conversion price of $.15 per share, could potentially increase the number of shares outstanding by 7,433,333 shares. These instruments were excluded from the computation of the diluted loss per share as their impact is anti-dilutive.

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

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs, other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Assets subject to this classification at March 31, 2015, and December 31, 2014, were cash and cash equivalents and are considered Level 1 assets.

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

Impairment of Long-Lived and Intangible Assets

The Company accounts for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the Company may not recover the carrying amount of an asset. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, the Company recognizes an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. The Company had no impairment charges during the three months ended March 31, 2015 and 2014. Future amortization expense for the next five years is estimated to be approximately $19,700 per year.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued FASB ASU2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. FASB ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes become effective for the Company for the 2016 annual period. The Company is currently evaluating the impact that adopting ASU 2014-15 may have its financial statement presentation and disclosures. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the Consolidated Financial Statements in a given reporting period.

In May 2014, FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In July 2013, the FASB issued Accounting Standards Updates 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU 2013-11 requires that unrecognized tax benefits be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company adopted this guidance effective January 1, 2014. The Company does not believe the adoption of ASU 2013-11 has significant impact on its consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2015, and December 31, 2014, consisted of the following:

	March 31, 2015	December 31, 2014

Furniture and fixtures	$11,873	$16,328
Leasehold improvements	3,272	3,772
Fixed assets under capital lease	69,490	89,672
Computer equipment	228,421	213,154
Software	45,833	45,833
Less accumulated depreciation and amortization	(209,703)	(192,565)

	$149,186	$176,194

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2015, and December 31, 2014, consisted of the following:

	March 31, 2015	December 31, 2014

Accounts payable	$288,708	$413,700
Accrued personnel costs	264,925	308,135
Accrued professional fees	47,657	76,825
Other	25,194	10,358

	$626,484	$809,018

Accumulated amortization of assets under capital leases amounted to $19,303 and $17,997 at March 31, 2015 and December 31, 2014, respectively.

NOTE 5 - NOTES PAYABLE

5% Senior Secured Convertible Notes

In October and November 2014, we entered into Securities Purchase Agreements with three investors, pursuant to which the company issued and sold its 5% Senior Secured Convertible Notes (the “Notes”) with an aggregate principal of $750,000 for an aggregate purchase price of $750,000. The Notes are convertible into an aggregate of up to 5,000,000 shares of our common stock. In connection with the sale of the Notes, the Company entered into a Security Agreement with these investors and Richard P. Stevens, II. as collateral agent.

In February 2015 we entered into a Securities Purchase Agreement with one of our vendors, pursuant to which the company issued and sold its Notes with a principal of $135,000 to our vendor for an aggregate purchase price of $135,000, which resulted in the pay down of $135,000 in trade payables. The underlying Note is convertible into an aggregate of up to 900,000 shares of our common stock. In connection with the sale of the Note, the Company entered into a Security Agreement with this vendor and Richard P. Stevens, II. as collateral agent.

In February 2015 we entered into a Securities Purchase Agreement with an executive officer and board member, pursuant to which the Company issued and sold its Notes with a principal of $230,000 for an aggregate purchase price of $230,000. The Note is convertible into an aggregate of up to 1,533,333 shares of our common stock. In connection with the sale of the Note, the Company entered into a Security Agreement with this investor and Richard P. Stevens, II. as collateral agent.

The aforementioned Notes have a maturity date of December 31, 2016. The Notes bear interest at the rate of five percent (5%) per annum payable quarterly on the fifth (5th) day after the last business day of each calendar quarter beginning with the quarter ended December 31, 2014. After the maturity date, and until the outstanding principal and accrued interest on the Notes has been paid, the Notes will bear interest at a rate of 1.0% per month. The outstanding principal under the Notes is convertible at any time prior to repayment, in whole or in part, into shares of our company’s common stock at a conversion price of $0.15 per share, subject to adjustment for stock splits, stock dividends and recapitalizations. All accrued interest on the Notes shall be paid in cash upon any conversion of the Notes. The Notes are secured under the terms of the Security Agreement by a first priority lien on all of the Company’s tangible and intangible assets.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The following is a schedule by years of future minimum lease payments under capital lease, together with the present value of the net minimum lease payments as of March 31, 2015.

Year ended March 31,
2016	32,616
2017	32,616
2018	8,087
Total minimum lease payments	73,319
Less: Amount representing interest	(5,212)
Present value of net minimum lease payments	68,107

The present value of net minimum lease payments is reflected in the balance sheet as current and noncurrent obligations under capital leases of $29,006 and $39,101, respectively.

Operating Leases

In 2014, the Company entered into a Lease Agreement for office space at 6 Hughes, Suite 200, Irvine, California, 92618, which is used as its corporate office. The initial three-year term expires December 31, 2017, and lease renewal is possible upon mutual agreement of the parties. Rent expense for the three months ended March 31, 2015 and 2014 was $16,923 and $32,152, respectively.

The Company has entered into various non-cancelable operating leases for computer servers and phone equipment. At March 31, 2015, future minimum rental commitments under these operating leases are:

Year ended March 31,

2016	$131,353
2017	81,410
2018	-
Total	$212,763

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

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s board of directors (the “Board of Directors”) has the authority to issue Preferred Stock in one or more series and to, within the limits set forth by Nevada law and without shareholder action:

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

The issuance of Preferred Stock by the Board of Directors could adversely affect the rights of holders of our common stock. The potential issuance of Preferred Stock may:

●	have the effect of delaying or preventing a change in control of the Company;

●	discourage bids for the common stock at a premium over the market price of the common stock; and

●	adversely affect the market price of, and the voting and other rights of the holders of our common stock.

As of March 31, 2015, there were no shares of preferred stock issued or outstanding.

Common Stock

In January 2014, we sold 2,250,000 shares of the Company’s common stock at a price of $0.15 per share to a newly appointed member of the Board of Directors and executive officer. In February 2014, 150,000 shares of common stock were issued as compensation to a service provider. In May 2014, the Company sold 400,000 shares and 100,000 shares of its common stock, respectively, to two of its officers who are also members of its Board of Directors, at a purchase price of $0.15 per share. In May and June 2014, respectively, 66,667 shares and 76,923 shares of the Company’s common stock were issued to a service provider. In July, August, and September 2014, respectively, 100,000 shares, 111,111 shares, and 165,000 shares were issued to service providers. In October and November 2014, respectively, 222,222 shares and 297,059 shares were issued to service providers. The shares issued to service providers were measured at their grant date fair value and recognized as an expense in the accompanying consolidated statement of operations.

In January 2015, we issued 1,000,000 shares of the Company’s common stock to an executive officer and board member pursuant to his employment agreement and recognized $50,625 in related stock compensation expense as of March 31, 2015. Additionally, we issued 84,000 shares of the Company’s common stock as compensation to a service provider. The shares issued were measured at their grant date fair value and recognized as an expense in the accompanying consolidated statement of operations.

Restricted Stock Units

During 2014, the Company issued 2,000,000 restricted stock units to an officer. At vesting each RSU will be exchanged for one share of the Company’s Common Stock. The RSUs vest in equal annual installments over the two-year period commencing on the anniversary of the date of grant.

The following table summarizes the activity of the Company’s Restricted Stock Units:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2014	2,000,000	$0.20
Granted	—	—
Vested	(1,000,000)	$0.20
Forfeited	—	—
Unvested at March 31, 2015	1,000,000	$0.20

The Company recorded $50,625 of expense relating to restricted stock units during the period ended March 31, 2015 and such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations.

As of March 31, 2015, the pre-tax compensation expense for all unvested restricted stock units in the amount of approximately $168,750 will be recognized in the Company’s results of operations over a weighted average period of 0.83 years.

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

A summary of the status of the options granted is as follows:

	Number of Shares Underlying Options	Weighted average exercise price	Weighted Average remaining contractual term - years
Outstanding, December 31, 2014	7,440,364	$0.13	9.33
Granted	277,500	$0.09	9.84
Forfeited/Expired	0	$0.00	-
Outstanding, March 31, 2015	7,717,864	$0.13	9.11
Exercisable, March 31, 2015	1,212,929	$0.21	7.90
Expected to vest, March 31, 2015(*)	5,585,581	$0.11	9.34

(*) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

At March 31, 2015, 7,717,864 shares of common stock were reserved for issuance under outstanding options under the Plan and 782,136 shares of common stock were available for grant under the Plan.

As of March 31, 2015, there was $561,330 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted average period of 3.3 years. The aggregate intrinsic value of the options outstanding at March 31, 2015 was $43,469 and the aggregate intrinsic value of the options exercisable or expected to vest in the future was $37,331.

Stock-based compensation expense for the three months ended March 31, 2015 and 2014 was $52,441 and $21,520 respectively.

The fair value of the options granted by the Company for the three months ended March 31, 2015 and 2014 is estimated at $24,975 and $526,395, respectively.

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

	Period Ended
	March 31, 2015	December 31, 2014
Dividend yield	-	-
Risk-free interest rate	1.64%	1.60% to 1.65%
Volatility	193%	193%
Expected life (in years)	7.0	7.0
Weighted average grant date fair value per share of options granted	$0.09	$0.12

The dividend yield is zero as the Company has not paid and currently does not anticipate paying dividends.

The risk-free interest rate is based on the U.S. Treasury bond.

Volatility is estimated based on comparable companies in the industry.

Warrants

A summary of the status of the warrants granted is as follows:

	Shares issuable upon exercising of outstanding warrants	Weighted-average exercise price

Outstanding – December 31, 2014	210,000	$0.26
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding – March 31, 2015	210,000	$0.26

Exercisable – March 31, 2015	210,000	$0.26

The following table summarizes information about warrants outstanding at March 31, 2015:

Outstanding				Exercisable
Range of exercise prices	Number of shares issuable upon exercise of outstanding warrants	Weighted—average remaining contractual life (in years)	Weighted—average exercise price	Number of warrants exercisable	Weighted— average exercise price
$0.25	150,000	1.42	$0.25	150,000	$0.25
$0.275	60,000	1.33	$0.275	60,000	$0.275

NOTE 8 - INCOME TAXES

The Company establishes a valuation allowance when it is more likely than not that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of March 31, 2015 and December 31, 2014, the valuation allowance for deferred tax assets totaled approximately $1.5 million and $1.3 million, respectively. For the three months ended March 31, 2015, the increase in the valuation allowance was $0.2 million.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of March 31, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $3.4 million and $3.3 million, respectively, which begin to expire in 2027. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

The Company has not recognized any liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2015 and December 31, 2014, the Company had no accrual for the payment of interest or penalties. For Federal purposes, the years subject to examination are 2011-2014. For California purposes, the years subject to examination are 2010-2014.

NOTE 9 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Major Customers

At March 31, 2015 and December 31, 2014, three and two customers accounted for 61% and 68% of the outstanding accounts receivable, respectively.

For the three months ended March 31, 2015 and 2014, four and three customers accounted for 67% and 69% of total revenue, respectively.

Major Vendors

At March 31, 2015 and December 31, 2014, three and three vendors accounted for 81% and 68% of the outstanding accounts payable, respectively.

For the three months ended March 31, 2015 and 2014, three and two vendors accounted for 50% and 45% of total purchases, respectively.

Concentrations of Credit Risk

Financial instruments that may subject the Company to credit risk include uninsured cash-in-bank balances. The Company places its cash with high quality financial institutions located in Southern California. From time to time, such balances exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash balances. As of March 31, 2015, the Company’s uninsured cash balance was $238,913.

NOTE 10 - SEGMENT INFORMATION

The Company currently operates in one business segment, digital broadcasting solutions. All fixed assets are located at the Company’s headquarters and data centers located in the United States. All sales for the three months ended March 31, 2015, were in the United States and Canada.

NOTE 11 - SUBSEQUENT EVENTS

In April 2015, the Company entered into a Securities Purchase Agreement with a vendor pursuant to which the Company sold $28,461 in principal of the Company’s Notes to one of its vendors in a non—cash transaction, which resulted in the aggregate pay down of $28,461 in trade payables that were owed as of March 31, 2015. In connection with the sale of the Notes, the vendor became party to a Security Agreement between certain holders of the Notes and Richard P. Stevens, II, as collateral agent.

On April 23, 2015, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company issued and sold an aggregate of $150,000 in principal of its Notes for an aggregate purchase price of $150,000. On April 30, 2015, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company issued and sold an aggregate of $100,000 in principal of its Notes for an aggregate purchase price of $100,000. In connection with the sale of the Notes, these investors became parties to a Security Agreement between certain holders of the Notes and Richard P. Stevens, II, as collateral agent. The aggregate gross proceeds of $250,000, less expenses, shall be allocated to general corporate purposes.

The Notes issued in April 2015 are convertible into an aggregate of up to 1,856,407 shares of the Company’s common stock. The Notes have a maturity date of December 31, 2016. The Notes will bear interest at the rate of five percent (5%) per annum payable quarterly on the fifth (5th) day after the last business day of each calendar quarter. After the maturity date, and until the outstanding principal and accrued interest on the Notes has been paid, the Notes will bear interest at a rate of 1.0% per month. The outstanding principal under the Notes is convertible at any time prior to repayment, in whole or in part, into shares of the Company’s common stock at a conversion price of $0.15 per share, subject to adjustment for stock splits, stock dividends and recapitalizations. All accrued interest on the Notes shall be paid in cash upon any conversion of the Notes. The Notes are secured under the terms of the Security Agreement by a first priority lien on all of the Company’s tangible and intangible assets.

Mark Walsh and David Williams resigned as members of the Board of Directors (“Board”) of the Company effective April 30, 2015. In connection with their resignation, on April 30, 2015, Mr. Walsh and Mr. Williams were each granted stock options to purchase 50,000 shares of the Company’s common stock at an exercise price equal to $0.08 per share, which vested immediately upon grant. These stock options will terminate on April 30, 2016. In addition, the outstanding stock options currently vested and held by Mr. Walsh and Mr. Williams (“Existing Stock Options”), were amended to extend the termination of the Existing Stock Options to April 30, 2016.

On April 30, 2015, Philip N. Kaplan and Leonard Wanger were appointed as members of the Board of Directors. Mr. Kaplan was appointed as Chairman of the Board of Directors. Both Mr. Kaplan and Mr. Wanger were also appointed to a newly created audit committee of the Board of Directors.

In connection with Mr. Kaplan and Mr. Wanger’s appointments, both Mr. Kaplan and Mr. Wanger were each granted, pursuant to the Company’s Director Compensation Plan and the Company’s Amended and Restated 2011 Stock Incentive Plan, stock options to purchase 50,000 shares of the Company’s common stock at an exercise price equal to $0.08 per share which vest over a period of 4 years, with 1/4th of the shares of the Company’s common stock underlying the stock options vesting on the one year anniversary of the grant and 1/36th of the remaining stock underlying the stock options vesting over the succeeding three year period. The options will have a term of ten years.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Report, AllDigital Holdings, Inc. and AllDigital, Inc., as a consolidated entity, are referred to as “AllDigital”, the “Company”, “we” or “us.” To the extent we need to distinguish AllDigital Holdings, Inc. from AllDigital, Inc., we refer to AllDigital Holdings, Inc. as “AllDigital Holdings” and to AllDigital, Inc. as “AllDigital, Inc.” We have registered or are in the process of registering the following trademarks: AllDigital®, Brevity Data WarpTM, Brevity Image WarpTM, and Cablebox™. Any other trademarks and service marks used in this Report are the property of their respective holders.

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

General Overview

We engineer software and hardware based digital broadcasting solutions to accelerate and optimize the distribution of digital video over the Internet. Our digital broadcasting solutions are built around proprietary product and service offerings. AllDigital Brevity uses our patented technology to simultaneously transcode digital video files to multiple formats and to multiple destinations while transporting them at super-accelerated speeds over the Internet. AllDigital Cloud is a unified digital broadcasting and cloud services platform dedicated to ingesting, storing, preparing, securing, managing, monetizing, converting and distributing digital media and other forms of data across devices. AllDigital Integration Services provides consultation and software development services that enable our customers to integrate AllDigital Brevity and AllDigital Cloud into existing digital workflows, with services ranging from transition planning from competitive offerings to designing, building and hosting complete digital workflows.

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

Results of Operations – Three Months Ended March 31, 2015 and 2014

The following discussions are based on our statements of operations for the three months ended March 31, 2015 and 2014 (unaudited) and notes thereto.

The tables presented below, which compare our results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns. Where percentages would not be meaningful, an asterisk is shown.

Three Months Ended March 31, 2015 (Unaudited) Compared to

Three Months Ended March 31, 2014 (Unaudited)

	For the three months ended March 31,		Dollar variance favorable	%variance favorable
	2015	2014	(unfavorable)	(unfavorable)
Net sales	$833,030	$1,158,456	$(325,426)	(28%)
Cost of sales	580,065	965,606	385,541	40%
Gross profit	252,965	192,850	60,115	31%

Operating expenses
Selling, marketing and advertising	111,894	221,678	109,784	50%
General and administrative	497,542	422,310	(75,232)	(18%)
Total operating expenses	609,436	643,988	34,552	5%

Loss from operations	(356,471)	(451,138)	94,667	21%

Other income (expense)
Interest income	126	370	(244)	(66%)
Interest expense	(14,139)	—	(14,139)
Other income (expense)	(19,173)	46,765	(65,938)	(141%)
Total other income (expense)	(33,186)	47,135	(80,321)	(170%)

Loss before provision for income taxes	(389,657)	(404,003)	14,346	4%
Provision for income taxes	(1,600)	(1,600)	-	-
Net loss	$(391,257)	$(405,603)	$14,346	4%

Net Sales. Net sales decreased $325,426, or 28%, in the first quarter of 2015 compared to the first quarter of 2014 due to a $637,494 decrease in nonrecurring, project-based revenue, a net decrease of $70,468 in recurring revenue, and an increase of $382,536 in subcontract revenue. Nonrecurring revenue decreased due to changes in our project mix and resource strategy as we engaged on a higher volume of shorter duration projects during the quarter, which led to faster completion rates, higher overall profitability, and more effective balancing of our development resources between internal and external software development initiatives. The decrease in recurring revenue includes our loss of $30,071 in recurring revenue attributed to one customer that receives outsourced data center management services from us, a legacy service offering that has low margins and that is not core to the business of providing digital broadcast solutions, and a net loss of $40,397 attributed to reductions in customer usage or loss. During the quarter we performed subcontract services for one customer, including project oversight and the procurement and management of overseas development resources for their large development project. We anticipate continuing to perform these services for our customer into the third quarter of this year and that the associated revenue will decline as the project nears completion.

Cost of Sales. Cost of sales decreased by $385,541, or 40%, in the first quarter of 2015 compared to the first quarter of 2014. The decrease resulted from a $98,268 net reduction in contract labor expense, a $289,398 decrease in payroll expense, of which $126,857 pertains to internal software development (R&D) and is recognized in General and Administrative expenses, and a net increase of $2,125 largely related to the cost of Internet-related services.

Gross Profit. We achieved a gross profit of $252,965 in the first quarter of 2015, an increase of $60,115, or 31%, compared to a gross profit of $192,850 in the first quarter of 2014. The increase in gross profit resulted from a $385,541 decrease in cost of sales offset by a $325,426 decrease in net sales.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $109,784, or 50%, in the first quarter of 2015 compared to the first quarter of 2014. The net decrease resulted from a $50,481 decrease in payroll expense in addition to reductions in contract labor expense ($13,996), advertising and marketing expense ($32,767), and travel-related expenses ($12,540). We incurred comparatively higher selling, marketing and advertising expenses in the first quarter of 2014 to stabilize the company and position it for growth following a significant business interruption that occurred in late 2013 and early 2014. We expect our selling, marketing and advertising expenses to increase in the second quarter of 2015 and for the balance of this year with the addition of new sales resources and the development of marketing programs to promote and enhance our ability to sell AllDigital Brevity and our services that are currently available or under development.

General and Administrative Expenses. General and Administrative expenses increased by $75,232, or 18%, in the first quarter of 2015 compared to the first quarter of 2014. The increase largely resulted from an $42,616 net increase in payroll expense (inclusive of $126,857 of R&D expense related to our ongoing development of AllDigital Brevity and AllDigital Cloud), an increase of $76,960 in stock compensation expense, of which $50,625 pertains to the issuance of stock to an officer, an increase of $70,884 in R&D-related contract labor expense, and reductions in office rent expense ($15,229), business travel ($11,150), and expenses from outside service providers, including legal ($35,318), accounting ($15,300), public reporting ($25,404), board member compensation ($5,505), bad debt expense ($3,713), and other general and administrative expenses ($3,609).

Other Income (Expense). Other Income (Expense) decreased by $80,321, or 170%, in the first quarter of 2015 compared to the first quarter of 2014.

The net decrease resulted from a reduction in interest income ($244), a net increase in interest expense ($14,139, of which $11,697 is attributed to our convertible, secured notes), a net loss of $19,173 on the disposal of assets associated with relocating our headquarters, and a decrease of $46,765 in other income due to a one-time favorable settlement with a former supplier in 2014.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three months ended March 31, 2015 and 2014.

Liquidity and Capital Resources

During the three months ended March 31, 2015, we funded our operations primarily from issuing our 5% Senior Secured Convertible Notes, or Notes, under our private placement memorandum. Working capital as of March 31, 2015 and December 31, 2014 was $159,549 and $55,968, respectively. We had accumulated losses of $5,314,353 and $4,832,476 at March 31, 2015 and December 31, 2014, respectively. Our available capital resources at March 31, 2015 consisted primarily of $489,106 in cash and cash equivalents.

As of March 31, 2015, we had current assets of $902,367, including $489,106 in cash and cash equivalents. Cash increased from $485,761 at December 31, 2014 to $489,106 at March 31, 2015, due primarily to $230,000 of cash provided by the issuance of our Notes. Net cash used in operating activities was $204,447 and $389,101 for the years ended March 31, 2015 and 2014, respectively.

In October and November 2014, we raised $750,000 through the sale of an aggregate of $750,000 in principal of our Notes. We used $400,000 of the proceeds from the sale of the Notes to acquire the assets of Brevity Ventures, Inc., including patented technology that we have re-branded as AllDigital Brevity. In February 2015 we received $230,000 from the sale of $230,000 in principal of Notes, and in February 2015 and April 2015, respectively, we sold $135,000 and $28,461 in principal of Notes to two of our vendors in non—cash transactions, which resulted in the pay down of $135,000 in trade payables that were owed as of December 31, 2014, and the pay down of $28,461 in trade payables that were owed as of March 31, 2015. In April 2015 we sold $100,000 and $150,000 in principal of Notes. The Notes in total amount to $1,393,461 in principal, and are convertible at a conversion price of $0.15 per share into an aggregate of up to 9,289,740 shares of our common stock. The Notes are secured by all of our assets. We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Our future success is dependent upon a number of factors, including (i) access to capital, and our success at growing our recurring revenues and operating cash flows to continue developing, operating and maintaining our proprietary AllDigital Brevity and AllDigital Cloud platforms and services, including our completing the development of a highly scalable and multitenant variant of AllDigital Brevity, which we believe will serve as our platform for recurring revenue growth and cash flow profitability in the future, (ii) the ability to commercialize our portfolio of digital broadcasting solutions, and (iii) our ability to attract and retain key sales, business and product development, and other personnel as our business and offerings continue to mature. We may encounter setbacks related to these activities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in internal control over financial reporting described below.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, our management previously determined that as of December 31, 2014 we had material weaknesses in our internal control over financial reporting and our management identified the following material weaknesses:

●	We have an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and implementing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

●	We have insufficient resources to achieve the optimal level of segregation of duties relative to key financial reporting functions.

●	Previously, our entire board of directors performed the functions generally performed by an audit committee, and none of the members of our board of directors qualified as an audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

●	We have insufficient resources to achieve an optimal segregation of duties for our executive officers.

●	We did not have sufficient quantity or qualified personnel to manage a timely period end financial reporting.

In light of the material weaknesses described above, additional analyses and other procedures were performed to ensure that our consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with GAAP. These measures included expanded quarter-end closing procedures, the dedication of significant internal resources and reconciliations and management’s own internal reviews and efforts to remediate the material weaknesses in internal control over financial reporting described above. As a result of these measures, management concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Management’s Remediation Initiatives and Interim Measures

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

●	Assessing the current duties of existing personnel, assigning additional duties to existing personnel, and, in a cost effective manner, potentially hiring additional personnel to assist with the preparation of our financial statements to allow for proper segregation of duties, as well as additional resources for control documentation.

●	Assessing the duties of our officers, diversifying duties and responsibilities of such executive officers where needed.

●	Reviewing our internal controls and controls design with outside consultants that are experts in designing internal controls over financial reporting based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (as revised).

●	Evaluating the composition of our board of directors, with particular focus on issues of independence. In April, 2015, our board of directors created and nominated an audit committee which consists of independent board members. Our board of directors also nominated an audit committee financial expert.

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

Changes in Internal Control over Financial Reporting

Except for the remedial actions described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13aa-15 under the Exchange Act that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, or internal control over financial reporting.

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

We have a history of only nominal revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of March 31, 2015, we had an accumulated deficit of $5,314,353 and incurred a net loss of $481,877. We cannot predict when we will become profitable or if we ever will become profitable. We may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully selling our products and services and operating or expanding our business. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

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

Our independent auditors have issued a report expressing substantial doubt about our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statements for the years ended December 31, 2014 and 2013 filed with our Annual Report on Form 10-K for the year ended December 31, 2014, includes a paragraph that explains that we have incurred significant losses and negative cash flows from operations. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the development of AllDigital Brevity. We urge potential investors to review this report before making a decision to invest in us.

Our disclosure controls and procedures and internal control over financial reporting are not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of March 31, 2015 and concluded that as of that date, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to (i) insufficient resources, (ii) inadequate segregation of duties for key financial reporting functions, and (iii) insufficient segregation of duties for our executive officers.

As of the date of this quarterly report on Form 10-Q, we believe that these material weaknesses continue to exist and our disclosure controls and procedures and internal control over financial reporting are not effective. If such material weaknesses and ineffective controls are not promptly corrected in the future, our ability to report quarterly and annual financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected. Also such material weaknesses and ineffective controls could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

For the three months ending March 31, 2015, our four largest billing relationships accounted for approximately 67% of our total billings. Our agreements with many of these key customers and/or partners expire in any given year unless renewed by the customer and/or partner, are terminable at any time upon short-term notice, or are otherwise generally terminable during 2015. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without an increase in revenue.

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

We may have insufficient human resources in software development, project management, and quality control to manage large customer projects.

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

We do not have sufficient capital to engage in material research and development, which may harm our long- term growth.

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

Shares of our common stock are “low-priced” or “penny stock,” resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a low-priced stock is an equity security that is:

●	priced under five dollars;

●	not traded on a national stock exchange, such as NASDAQ or the NYSE ;

●	issued by a company that has less than $5 million in net tangible assets (if it has been in business less than three years) or has less than $2 million in net tangible assets (if it has been in business for at least three years); and

●	issued by a company that has average revenues of less than $6 million for the past three years.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2015 we issued an aggregate of 84,000 shares of our common stock to accredited investors in consideration of services provided or to be provided. In addition, we issued 1,000,000 shares of our common stock to an officer and board member under the terms of their employment agreement.

The issuance and sale of our common stock was made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, among others, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and the certificates evidencing any shares were issued with restrictive legends. Each of the investors was given adequate access to sufficient information about us to make an informed investment decision.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit Number	Description

10.21	Amended and Restated Director Compensation Plan.

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

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

ALLDIGITAL HOLDINGS, INC.

May 15, 2015	By:	/s/ Michael Linos
Date		Michael Linos,
Chief Executive Officer

May 15, 2015		/s/ Brad Eisenstein
Date		Brad Eisenstein,
Chief Financial Officer and Chief Operating Officer

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

10.21	Amended and Restated Director Compensation Plan.

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

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

