Form 10-Q
period 2015-06-30
ALLDIGITAL HOLDINGS, INC.
filed 2015-08-14
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-141676

ALLDIGITAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5354797
(State or other jurisdiction of	( I.R.S. Employer
incorporation or organization)	Identification No.)

6 Hughes Suite 200, Irvine, California	92618
(Address of principal executive offices)	(zip code)

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

As of August 14, 2015, there were 38,254,959 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”), other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected sales, costs, expenses and gross margins; our accounting estimates, assumptions and judgments; the prospective demand for our products; the projected growth in our industry; the competitive nature of and anticipated growth in our industry; and our prospective needs for, and the availability of, additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of this Report, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$630,518	$485,761
Accounts receivable, net of allowance of $0- and $0-	201,185	361,276
Prepaid expenses and other current assets	38,095	50,944
Total current assets	869,798	897,981
Property and equipment, net	157,142	176,194
Purchased intangible assets, net	371,214	386,415
Other assets	14,737	18,626
Total assets	$1,412,891	$1,479,216

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts payable and accrued expenses	$644,039	$809,018
Deferred revenue	33,822	4,465
Other current liabilities	29,366	28,530
Total current liabilities	707,227	842,013

Long-term liabilities:
Long-term debt	1,568,461	750,000
Other liabilities	31,383	45,978
Total long-term liabilities	1,599,844	795,978

Commitments and Contingencies (Note 9)

Stockholders’ (Deficit) Equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none and none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized, 38,254,959 and 37,170,959 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	38,255	37,171
Additional paid-in capital	4,847,994	4,636,530
Accumulated deficit	(5,780,429)	(4,832,476)
Total stockholders’ (deficit) equity	(894,180)	(158,775)

Total liabilities and stockholders’ (deficit) equity	$1,412,891	$1,479,216

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	573,947	$654,213	$1,406,977	$1,812,669
Cost of sales	483,238	909,817	1,063,303	1,875,423
Gross profit (loss)	90,709	(255,604)	343,674	(62,754)
Operating expenses
Selling, marketing, and advertising	105,769	192,616	217,663	414,294
General and administrative	527,663	458,395	1,025,205	880,705
Total operating expenses	633,432	651,011	1,242,868	1,294,999
Loss from operations	(542,723)	(906,615)	(899,194)	(1,357,753)

Other income (expense)
Interest income	75	211	201	581
Interest expense	(13,548)	(518)	(27,687)	(518)
Other income (expense)	—	(21,595)	(19,173)	25,170
Total other income (expense)	(13,473)	(21,902)	(46,659)	25,233
Loss from operations before provision for income taxes	(556,196)	(928,517)	(945,853)	(1,332,520)
Provision for income taxes	(500)	—	(2,100)	(1,600)
Net loss	$(556,696)	$(928,517)	$(947,953)	$(1,334,120)
Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.04)
Basic and diluted weighted-average shares outstanding	38,254,959	35,862,746	38,105,324	35,370,099

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(947,953)	$(1,334,120)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	42,270	37,434
Provision for doubtful accounts	—	3,713
Stock based compensation	205,548	58,165
Stock issued for services	7,000	41,000
Loss on disposal of property and equipment	19,173	(21,595)
Changes in operating assets and liabilities:
Accounts receivable	160,091	234,122
Prepaid expenses and other current assets	(6,324)	21,415
Other assets	3,889	—
Deferred revenue	29,357	(270,682)
Accounts payable and accrued expenses	(1,518)	61,827
Net cash provided by (used in) operating activities	(488,467)	(1,168,721)

Cash Flows From Investing Activities
Purchase of property and equipment	(8,017)	(81,384)
Purchase of intangible assets	—	(3,763)
Net cash used in investing activities	(8,017)	(85,147)

Cash Flows From Financing Activities
Proceeds from issuance of secured notes payable	655,000	—
Payments on capital lease obligations	(13,759)	(3,519)
Issuance of common stock	—	412,500
Net cash provided by financing activities	641,241	408,981
Net increase (decrease) in cash and cash equivalents	144,757	(844,887)
Cash and cash equivalents – beginning of period	485,761	1,300,932
Cash and cash equivalents – end of period	$630,518	$456,045

Supplemental disclosures of cash flow information:
Interest paid	10,252	518
Income taxes paid	$2,100	$1,600

SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2015 and 2014, the Company entered into the following noncash investing or financing transactions:

●	Sold $163,461 in principal of Notes to two of our vendors in a non-cash transaction, which resulted in the aggregate pay down of $163,461 in trade payables that were owed as of December 31, 2014

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

Throughout this Report, AllDigital Holdings, Inc. and AllDigital, Inc., as a consolidated entity, are referred to as “AllDigital”, the “Company”, “we”, “our” or “us.” To the extent we need to distinguish AllDigital Holdings, Inc. from AllDigital, Inc., we refer to AllDigital Holdings, Inc. as “AllDigital Holdings” and to AllDigital, Inc. as “AllDigital, Inc.”

AllDigital was incorporated in the state of California on August 3, 2009 and engineers software and hardware based digital broadcasting solutions to accelerate and optimize the distribution of digital video over the Internet. The Company’s digital broadcasting solutions are built around proprietary product and service offerings. AllDigital Brevity uses the Company’s patented technology to simultaneously transcode digital video files to multiple formats and to multiple destinations while transporting them at super-accelerated speeds over the Internet. AllDigital Cloud is a unified digital broadcasting and cloud services platform dedicated to ingesting, storing, preparing, securing, managing, monetizing, converting and distributing digital media and other forms of data across devices. AllDigital Integration Services provides consultation and software development services that enable the Company’s customers to integrate AllDigital Brevity and AllDigital Cloud into existing digital workflows, with services ranging from transition planning from competitive offerings to designing, building and hosting complete digital workflows.

The Company’s ability to successfully generate future revenues is dependent on a number of factors, including: (i) access to capital, and the Company’s success at growing the Company’s recurring revenues and operating cash flows to continue developing, operating and maintaining the Company’s proprietary AllDigital Brevity and AllDigital Cloud platforms and services, including the Company’s completing the development of a highly scalable and multitenant variant of AllDigital Brevity, which the Company believes will serve as its platform for recurring revenue growth and cash flow profitability in the future, (ii) the ability to commercialize the Company’s portfolio of digital broadcasting solutions, and (iii) the Company’s ability to attract and retain key sales, business and product development, and other personnel as the Company’s business and offerings continue to mature. The Company may encounter setbacks related to these activities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the Company has included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the six months ended June 30, 2015 are not indicative of the results that may be expected for the fiscal year ending December 31, 2015. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of the Company’s financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates may also affect the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, estimates of costs used in the calculation of percentage of completion contracts, realization of capitalized assets, valuation of equity instruments and other instruments indexed to the Company’s common stock, and deferred income tax valuation allowances. Actual results could differ from those estimates. Following is a discussion of the Company’s significant accounting policies.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting its business. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets and liabilities that may result from the outcome of this uncertainty. The Company has to date incurred recurring losses and has accumulated losses aggregating approximately $5.8 million as of June 30, 2015. The Company’s business strategy includes attempting to increase its revenue through investing further in its product development, sales, and marketing efforts of AllDigital Brevity. The Company intends to finance this portion of its business strategy through available working capital resources and raising additional funds to provide a long enough horizon for the Company to achieve cash flow profitability. Without further investment capital, management believes that current cash on-hand and cash flow from operations will finance the Company into the first quarter of 2016.

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

Monthly recurring revenues are recognized ratably over the period in which they are delivered and earned. The Company typically charges monthly recurring platform fees for AllDigital Brevity and AllDigital Cloud, as well as monthly recurring charges for our back-end storage, cloud processing, origin transit, and maintenance and support services. These fees are generally billed based on a minimum commitment plus actual usage basis, and the term of such customer contracts vary typically from 12 to 24 months.

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

Accounts Receivable

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $0 at June 30, 2015, and $0 at December 31, 2014. The Company generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development to facilitate its working capital needs.

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

At June 30, 2015, the Company had 210,000 warrants and 7,410,761 options that could potentially increase the number of shares outstanding. At June 30, 2015, the Company had sold $1,405,000 of its Secured Convertible Notes that if converted at the note conversion price of $.15 per share, could potentially increase the number of shares outstanding by 9,366,666 shares. These instruments were excluded from the computation of the diluted loss per share as their impact is anti-dilutive.

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

Assets subject to this classification at June 30, 2015, and December 31, 2014, were cash and cash equivalents and are considered Level 1 assets.

For certain of the Company’s financial instruments, including accounts receivable, prepaid expenses, and accounts payable, the carrying amounts approximate fair value due to their short maturities. The carrying amount of the Company’s notes payable approximates fair value based on prevailing interest rates.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes. The Company recognizes deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. The Company records a valuation allowance related to a deferred tax asset when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates at the date of enactment.

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

Impairment of Long-Lived and Intangible Assets

The Company accounts for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the Company may not recover the carrying amount of an asset. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, the Company recognizes an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. The Company had no impairment charges during the six months ended June 30, 2015 and 2014. Future amortization expense for the next five years is estimated to be approximately $19,700 per year.

Stock-Based Compensation

The Company accounts for share-based compensation arrangements in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to be based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data among other information to estimate the expected price volatility and the expected forfeiture rate.

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

In May 2014, FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. The Company is evaluating the impact, if any, of the adoption of ASU 2014-09 to its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2015, and December 31, 2014, consisted of the following:

	June 30, 2015	December 31, 2014

Furniture and fixtures	$11,873	$16,328
Leasehold improvements	3,272	3,772
Fixed assets under capital lease	69,490	89,672
Computer equipment	248,359	213,154
Software	45,833	45,833
Less accumulated depreciation and amortization	(221,685)	(192,565)

	$157,142	$176,194

Accumulated amortization of assets under capital leases amounted to $25,094 and $17,997 at June 30, 2015 and December 31, 2014, respectively.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2015, and December 31, 2014, consisted of the following:

	June 30, 2015	December 31, 2014

Accounts payable	$256,842	$413,700
Accrued personnel costs	308,517	308,135
Accrued professional fees	42,259	76,825
Other	36,421	10,358

	$644,039	$809,018

NOTE 5 - NOTES PAYABLE

5% Senior Secured Convertible Notes

In October and November 2014, the Company entered into Securities Purchase Agreements with three investors, pursuant to which the Company issued and sold its 5% Senior Secured Convertible Notes (the “5% Notes”) with an aggregate principal of $750,000 for an aggregate purchase price of $750,000. The 5% Notes are convertible into an aggregate of up to 5,000,000 shares of the Company’s common stock. In connection with the sale of the 5% Notes, the Company entered into a Security Agreement with these investors and Richard P. Stevens, II. as collateral agent.

In February 2015, the Company entered into a Securities Purchase Agreement with one of its vendors, pursuant to which the Company issued and sold its 5% Notes with a principal of $135,000 to its vendor for an aggregate purchase price of $135,000, which resulted in the pay down of $135,000 in trade payables. The underlying 5% Note is convertible into an aggregate of up to 900,000 shares of the Company’s common stock. In connection with the sale of the 5% Note, the Company entered into a Security Agreement with this vendor and Richard P. Stevens, II. as collateral agent.

In February 2015, the Company entered into a Securities Purchase Agreement with an executive officer and board member, pursuant to which the Company issued and sold its 5% Notes with a principal of $230,000 for an aggregate purchase price of $230,000. The 5% Note is convertible into an aggregate of up to 1,533,333 shares of the Company’s common stock. In connection with the sale of the 5% Note, the Company entered into a Security Agreement with this investor and Richard P. Stevens, II. as collateral agent.

In April 2015, the Company entered into a Securities Purchase Agreement with one of its vendors, pursuant to which the Company issued and sold its 5% Notes with a principal of $28,461 to its vendor for an aggregate purchase price of $28,461, which resulted in the pay down of $28,461 in trade payables. The underlying 5% Note is convertible into an aggregate of up to 189,743 shares of the Company’s common stock. In connection with the sale of the 5% Note, the Company entered into a Security Agreement with this vendor and Richard P. Stevens, II. as collateral agent.

In April 2015, the Company entered into Securities Purchase Agreements with two investors, pursuant to which the Company issued and sold its 5% Notes with an aggregate total principal of $250,000 for an aggregate purchase price of $250,000. The 5% Notes are convertible into an aggregate of up to 1,666,666 shares of the Company’s common stock. In connection with the sale of the 5% Notes, the Company entered into a Security Agreement with these investors and Richard P. Stevens, II. as collateral agent.

In May 2015, the Company entered into Securities Purchase Agreements with three investors, pursuant to which the Company issued and sold its 5% Notes with an aggregate total principal of $175,000 for an aggregate purchase price of $175,000. The 5% Notes are convertible into an aggregate of up to 1,166,666 shares of the Company’s common stock. In connection with the sale of the 5% Notes, the Company entered into a Security Agreement with these investors and Richard P. Stevens, II. as collateral agent.

The aforementioned 5% Notes have a maturity date of December 31, 2016. The 5% Notes bear interest at the rate of five percent (5%) per annum payable quarterly on the fifth (5th) day after the last business day of each calendar quarter beginning with the quarter ended December 31, 2014. After the maturity date, and until the outstanding principal and accrued interest on the 5% Notes has been paid, the Notes will bear interest at a rate of 1.0% per month. The outstanding principal under the 5% Notes is convertible at any time prior to repayment, in whole or in part, into shares of the Company’s common stock at a conversion price of $0.15 per share, subject to adjustment for stock splits, stock dividends and recapitalizations. All accrued interest on the 5% Notes shall be paid in cash upon any conversion of the 5% Notes. The 5% Notes are secured under the terms of the Security Agreement by a first priority lien on all of the Company’s tangible and intangible assets.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The following is a schedule by years of future minimum lease payments under capital lease, together with the present value of the net minimum lease payments as of June 30, 2015.

Year ended June 30,
2016	32,616
2017	31,983
2018	566
Total minimum lease payments	65,165
Less: Amount representing interest	(4,416)
Present value of net minimum lease payments	60,749

The present value of net minimum lease payments is reflected in the balance sheet as current and noncurrent obligations under capital leases of $29,366 and $31,383, respectively.

Operating Leases

In 2014, the Company entered into a Lease Agreement for office space at 6 Hughes, Suite 200, Irvine, California, 92618, which is used as its corporate office. The initial three-year term expires December 31, 2017, and lease renewal is possible upon mutual agreement of the parties. Rent expense attributed to all operating leases for the six months ended June 30, 2015 and 2014 was $94,382 and $123,923, respectively.

The Company has entered into various non-cancelable operating leases for computer servers and phone equipment. At June 30, 2015, future minimum rental commitments under these operating leases are:

Year ended June 30,
2016	$131,353
2017	81,410
2018	-
Total	$212,763

Legal Matters

The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. While there can be no assurances, the Company does not expect that any of its pending legal proceedings will have a material financial impact on the Company’s operating results.

On July 23, 2015, Donald Harris, an individual, Amir Ecker, an individual, and Alexander Keszeli, an individual (the “Plaintiffs”) filed a complaint against AllDigital Holdings, Inc., Stephen Smith, an individual, and Timothy Napoleon, an individual (the “Defendants”), in the Superior Court of California, County of Orange (Case No.: 30-2015-00800862-CU-SL-CXC). The Plaintiffs allege that they were collectively misled into purchasing $1,485,000 of the Company’s Convertible Promissory Notes (“Investor Convertible Notes”). The Investor Convertible Notes were subsequently converted into shares of the Company’s common stock pursuant to the terms of the Investor Convertible Notes. The Company is in the process of answering the complaint. The ultimate resolution of this proceeding and these matters are inherently difficult to predict; as such, the Company’s operating results could be materially affected by the unfavorable resolution of this proceeding for any particular period, depending, in part, upon the operating results for such period. The Company believes that the allegations made in the complaint are without merit and, as such, the Company intends to vigorously defend against the allegations made in the complaint.

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

The issuance of Preferred Stock by the Board of Directors could adversely affect the rights of holders of the Company’s common stock. The potential issuance of Preferred Stock may:

●	have the effect of delaying or preventing a change in control of the Company;

●	discourage bids for the common stock at a premium over the market price of the common stock; and

●	adversely affect the market price of, and the voting and other rights of the holders of the Company’s common stock.

As of June 30, 2015, there were no shares of preferred stock issued or outstanding.

Common Stock

In January 2014, the Company sold 2,250,000 shares of its common stock at a price of $0.15 per share to a newly appointed member of the Board of Directors and executive officer. In February 2014, 150,000 shares of common stock were issued as compensation to a service provider. In May 2014, the Company sold 400,000 shares and 100,000 shares of its common stock, respectively, to two of its officers who are also members of its Board of Directors, at a purchase price of $0.15 per share. In May and June 2014, respectively, 66,667 shares and 76,923 shares of its common stock were issued to a service provider. In July, August, and September 2014, respectively, 100,000 shares, 111,111 shares, and 165,000 shares were issued to service providers. In October and November 2014, respectively, 222,222 shares and 297,059 shares were issued to service providers. The shares issued to service providers were measured at their grant date fair value and recognized as an expense in the accompanying consolidated statement of operations.

In January 2015, the Company issued 1,000,000 shares of its common stock to an executive officer and board member pursuant to his employment agreement and recognized $101,250 in related stock compensation expense as of June 30, 2015.

Restricted Stock Units

During 2014, the Company issued 2,000,000 restricted stock units to an officer. At vesting each restricted stock unit will be exchanged for one share of its common stock. The restricted stock units vest in equal annual installments over the two-year period commencing on the anniversary of the date of grant.

The following table summarizes the activity of the Company’s restricted stock units:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2014	2,000,000	$0.20
Granted	—	—
Vested	(1,000,000)	$0.20
Forfeited	—	—
Unvested at June 30, 2015	1,000,000	$0.20

The Company recorded $101,250 of expense relating to restricted stock units during the period ended June 30, 2015 and such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations.

As of June 30, 2015, the pre-tax compensation expense for all unvested restricted stock units in the amount of approximately $101,250 will be recognized in the Company’s results of operations over a weighted average period of 0.58 years.

Stock Options

In 2011, the Company established the 2011 Stock Option and Incentive Plan (the “Plan”) for directors, employees, consultants and other persons acting on behalf of the Company, under which 8,500,000 shares of common stock are authorized for issuance. Options granted under the Plan vest on the date of grant, over a fixed period of time, or upon the occurrence of certain events and have a contractual term of up to ten years.

A summary of the status of the options granted is as follows:

	Number of Shares Underlying Options	Weighted average exercise price	Weighted Average remaining contractual term - years
Outstanding, December 31, 2014	7,440,364	$0.13	9.33
Granted	527,500	$0.08	8.01
Forfeited/Expired	557,103	$0.23	-
Outstanding, June 30, 2015	7,410,761	$0.12	8.83
Exercisable, June 30, 2015	1,190,424	$0.18	7.25
Expected to vest, June 30, 2015(*)	5,342,168	$0.12	8.79

(*) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

At June 30, 2015, 7,410,761 shares of common stock were reserved for issuance under outstanding options under the Plan and 1,089,239 shares of common stock were available for grant under the Plan.

As of June 30, 2015, there was $500,719 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted average period of 1.74 years. The aggregate intrinsic value of the options outstanding at June 30, 2015 was $0 and the aggregate intrinsic value of the options exercisable or expected to vest in the future was $0.

Stock-based compensation expense for the six months ended June 30, 2015 and 2014 was $104,298 and $58,165 respectively.

The fair value of the options granted by the Company for the six months ended June 30, 2015 and 2014 is estimated at $40,077 and $663,153, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. The determination of the fair value of each stock option is affected by the Company’s stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The assumptions used to value stock options are as follows:

	Period Ended
	June 30, 2015	December 31, 2014
Dividend yield	-	-
Risk-free interest rate	0.95%	1.60% to 1.65%
Volatility	193%	193%
Expected life (in years)	4.48	7.0
Weighted average grant date fair value per share of options granted	$0.08	$0.12

The dividend yield is zero as the Company has not paid and currently does not anticipate paying dividends.

The risk-free interest rate is based on the U.S. Treasury bond.

Volatility is estimated based on comparable companies in the industry.

Warrants

A summary of the status of the warrants granted is as follows:

	Shares issuable upon exercising of outstanding warrants	Weighted-average exercise price

Outstanding – December 31, 2014	210,000	$0.26
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding – June 30, 2015	210,000	$0.26

Exercisable – June 30, 2015	210,000	$0.26

The following table summarizes information about warrants outstanding at June 30, 2015:

Outstanding				Exercisable
Range of exercise prices	Number of shares issuable upon exercise of outstanding warrants	Weighted—average remaining contractual life (in years)	Weighted—average exercise price	Number of warrants exercisable	Weighted— average exercise price
$0.25	150,000	1.17	$0.25	150,000	$0.25
$0.275	60,000	1.08	$0.275	60,000	$0.275

NOTE 8 - INCOME TAXES

The Company establishes a valuation allowance when it is more likely than not that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of June 30, 2015 and December 31, 2014, the valuation allowance for deferred tax assets totaled approximately $1.6 million and $1.3 million, respectively. For the six months ended June 30, 2015, the increase in the valuation allowance was $0.3 million.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of June 30, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $3.7 million and $3.7 million, respectively, which begin to expire in 2025. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

The Company has not recognized any liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2015 and December 31, 2014, the Company had no accrual for the payment of interest or penalties. For Federal purposes, the years subject to examination are 2011-2014. For California purposes, the years subject to examination are 2010-2014.

NOTE 9 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Major Customers

At June 30, 2015 and December 31, 2014, four and two customers accounted for 65% and 68% of the outstanding accounts receivable, respectively.

For the six months ended June 30, 2015 and 2014, four and three customers accounted for 63% and 61% of total revenue, respectively.

Major Vendors

At June 30, 2015 and December 31, 2014, three and three vendors accounted for 75% and 68% of the outstanding accounts payable, respectively.

For the six months ended June 30, 2015 and 2014, three and two vendors accounted for 51% and 24% of total purchases, respectively.

Concentrations of Credit Risk

Financial instruments that may subject the Company to credit risk include uninsured cash-in-bank balances. The Company places its cash with high quality financial institutions located in Southern California. From time to time, such balances exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash balances. As of June 30, 2015, the Company’s uninsured cash balance was $381,300.

NOTE 10 - SEGMENT INFORMATION

The Company currently operates in one business segment, digital broadcasting solutions. All fixed assets are located at the Company’s headquarters and data centers located in the United States. All sales for the six months ended June 30, 2015, were in the United States and Canada.

NOTE 11 – SUBSEQUENT EVENTS

On July 8, 2015, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company issued and sold its 5% Notes with an aggregate total principal of $50,000 for an aggregate purchase price of $50,000. The 5% Note is convertible into an aggregate of 333,333 shares of the Company’s common stock.

On July 20, 2015, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company issued and sold its 5% Notes with an aggregate total principal of $600,000 for an aggregate purchase price of $600,000. The 5% Note is convertible into an aggregate of up to 4,000,000 shares of the Company’s common stock.

In connection with the sale of the 5% Notes, the Company entered into a Security Agreement with these investors and Richard P. Stevens, II. as collateral agent. The 5% Notes have a maturity date of December 31, 2016. The 5% Notes will bear interest at the rate of five percent (5%) per annum payable quarterly on the fifth (5th) day after the last business day of each calendar quarter. After the maturity date, and until the outstanding principal and accrued interest on the 5% Notes has been paid, the Notes will bear interest at a rate of 1.0% per month. The outstanding principal under the 5% Notes is convertible at any time prior to repayment, in whole or in part, into shares of the Company’s common stock at a conversion price of $0.15 per share, subject to adjustment for stock splits, stock dividends and recapitalizations. All accrued interest on the Notes shall be paid in cash upon any conversion of the 5% Notes. The 5% Notes are secured under the terms of the Security Agreement by a first priority lien on all of the Company’s tangible and intangible assets.

On July 23, 2015, the Plaintiffs filed a complaint against AllDigital Holdings, Inc., Stephen Smith, an individual, and Timothy Napoleon, an individual, in the Superior Court of California, County of Orange (Case No.: 30-2015-00800862-CU-SL-CXC).  The Plaintiffs allege that they were collectively misled into purchasing $1,485,000 of the Company’s Investor Convertible Notes. The Investor Convertible Notes were subsequently converted into shares of the Company’s common stock pursuant to the terms of the Investor Convertible Notes. The Company is in the process of answering the complaint. The ultimate resolution of this proceeding and these matters are inherently difficult to predict; as such, the Company’s operating results could be materially affected by the unfavorable resolution of this proceeding for any particular period, depending, in part, upon the operating results for such period.  The Company believes that the allegations made in the complaint are without merit and, as such, the Company intends to vigorously defend against the allegations made in the complaint.

On July 31, 2015, the Company entered into an Amendment and Exchange Agreement (the “Exchange Agreement”) with certain investors representing a majority in principal amount of the Company’s outstanding 5% Notes. On July 31, 2015 (the “Closing Date”), under the terms of the Exchange Agreement, the Company issued $2,218,461 in principal amount of its 5% Senior Convertible Notes due December 31, 2017 (the “Exchange Notes”) in exchange for the 5% Notes (the “Exchange”). The Exchange Notes have substantially identical terms to the 5% Notes except that the maturity date of the Exchange Notes is December 31, 2017 and all unpaid interest due and payable under the Exchange Notes is due and payable on the new maturity date. The Exchange Notes are convertible into an aggregate of up to 14,789,739 shares of the Company’s common stock. On the Closing Date, under the terms of the Exchange Agreement, the 5% Notes were cancelled. The Exchange Notes are secured under the terms of an Amended and Restated Security Agreement, dated July 31, 2015, by and among the Company, Richard P. Stevens, II, as collateral agent, and certain of the investors representing a majority in principal amount of the outstanding 5% Notes, by a first priority lien on all of the Company’s tangible and intangible assets. On July 31, 2015, the Company consummated the Exchange, under which the Company issued the Exchange Notes in exchange for the 5% Notes.

On July 31, 2015, the investors holding a majority in principal amount of the Company’s outstanding Notes waived the Company’s obligation to pay accrued interest due and payable under the Note that otherwise would have been due and payable on July 6, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Report, AllDigital Holdings, Inc. and AllDigital, Inc., as a consolidated entity, are referred to as “AllDigital”, the “Company”, “we”, “our” or “us.” To the extent we need to distinguish AllDigital Holdings, Inc. from AllDigital, Inc., we refer to AllDigital Holdings, Inc. as “AllDigital Holdings” and to AllDigital, Inc. as “AllDigital, Inc.” We have registered or are in the process of registering the following trademarks: AllDigital®, Brevity Data WarpTM, Brevity Image WarpTM, and Cablebox™. Any other trademarks and service marks used in this Report are the property of their respective holders.

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

Results of Operations – Three months ended June 30, 2015 and 2014

The following discussions are based on our statements of operations for the three months ended June 30, 2015 and 2014 (unaudited) and notes thereto.

The tables presented below, which compare our results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The second two data columns in each table show the dollar results for each period presented.

●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns. Where percentages would not be meaningful, an asterisk is shown.

Three months ended June 30, 2015 (Unaudited) Compared to

Three Months Ended June 30, 2014 (Unaudited)

	For the three months ended June 30,		Dollar variance favorable	%variance favorable
	2015	2014	(unfavorable)	(unfavorable)
Net sales	$573,947	$654,213	$(80,266)	(12%)
Cost of sales	483,238	909,817	426,579	47%
Gross profit	90,709	(255,604)	346,313	135%

Operating expenses
Selling, marketing and advertising	105,769	192,616	86,847	45%
General and administrative	527,663	458,395	(69,268)	(15%)
Total operating expenses	633,432	651,011	17,579	3%

Loss from operations	(542,723)	(906,615)	363,892	40%

Other income (expense)
Interest income	75	211	(136)	(64%)
Interest expense	(13,548)	(518)	(13,030)	(2515%)
Other income (expense)	0	(21,595)	21,595	100%
Total other income (expense)	(13,473)	(21,902)	8,429	38%

Loss before provision for income taxes	(556,196)	(928,517)	372,321	40%
Provision for income taxes	500	-	(500)	-
Net loss	$(556,696)	$(928,517)	$371,821	40%

Net Sales. Net sales decreased $80,266, or 12%, in the second quarter of 2015 compared to the second quarter of 2014 due to a $190,172 decrease in nonrecurring, project-based revenue, a net decrease of $19,492 in recurring revenue, and an increase of $129,398 in subcontract revenue. Nonrecurring revenue decreased due to changes in our project mix and resource strategy as we engaged on a higher volume of shorter duration projects during the quarter, which led to faster completion rates, higher overall profitability, and more effective balancing of our development resources between internal and external software development initiatives. The decrease in recurring revenue includes our loss of $30,970 in recurring revenue attributed to one customer that received outsourced data center management services from us, a legacy service offering that has low margins and that is not core to the business of providing digital broadcast solutions, and a net increase of $11,478 attributed to the addition of new customers and changes in customer usage. During the quarter, we performed subcontract services for one customer, including project oversight and the procurement and management of overseas development resources for their large development project, which will conclude in the third quarter of this year.

Cost of Sales. Cost of sales decreased by $426,579, or 47%, in the second quarter of 2015 compared to the second quarter of 2014. The decrease resulted from a net reduction of $316,874 in payroll related expense, reductions in both outside contractor expense and travel expense of $29,055 and $20,590, respectively, from changes in our project mix and resource strategy, and a reduction of $60,060 in customer infrastructure operating expenses eliminated largely through the relocation of our corporate office.

Gross Profit. We achieved a gross profit of $90,709 in the second quarter of 2015, an increase of $346,313, or 135%, compared to a gross loss of $255,604 in the second quarter of 2014. The increase in gross profit resulted from a $80,266 decrease in sales offset by a $426,579 reduction to cost of sales.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $86,847, or 45%, in the second quarter of 2015 compared to the second quarter of 2014. The net decrease resulted from a net reduction in payroll-related expense of $41,504, and reductions in both third party services and travel and related selling expenses of $29,471 and $15,872, respectively, as we shifted from a field sales model to one that leverages both inside sales and reseller channels to drive more profitable growth.

General and Administrative Expenses. General and Administrative expenses increased by $69,268, or 15%, in the second quarter of 2015 compared to the second quarter of 2014. The increase resulted from a net increase of $66,706 in payroll related expense, an increase of $28,375 in fees paid to outside service providers, and a decrease of $25,813 in general operating expenses. These changes largely reflect our continued focus upon the internal development of AllDigital Brevity in general operating expenses.

Other Income (Expense). Other expense decreased by $8,429, or 38%, in the second quarter of 2015 compared to the second quarter of 2014. The decrease resulted from higher net interest expense of $13,166, which includes $13,548 of interest expense recognized in 2015 from our convertible secured notes, and a decrease of $21,595 in write-offs recognized in 2014 for the cost of software that was determined to be without value.

Results of Operations – Six Months Ended June 30, 2015 and 2014

The following discussions are based on the consolidated balance sheets as June 30, 2015 (unaudited) and December 31, 2014 and statements of operations for the six months ended June 30, 2015 and 2014 (unaudited) and notes thereto.

The tables presented below, which compare AllDigital’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The second two data columns in each table show the dollar results for each period presented.

●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns. Where percentages would not be meaningful, an asterisk is shown.

Six months ended June 30, 2015 (Unaudited) Compared to

Six Months Ended June 30, 2014 (Unaudited)

	For the six months ended June 30,		Dollar variance favorable	%variance favorable
	2015	2014	(unfavorable)	(unfavorable)
Net sales	$1,406,977	$1,812,669	$(405,692)	(22%)
Cost of sales	1,063,303	1,875,423	812,120	43%
Gross profit	343,674	(62,754)	406,428	648%

Operating expenses
Selling, marketing and advertising	217,663	414,294	196,631	47%
General and administrative	1,025,205	880,705	(144,500)	(16%)
Total operating expenses	1,242,868	1,294,999	52,131	4%

Loss from operations	(899,194)	(1,357,753)	458,558	34%

Other income (expense)
Interest income	201	581	(380)	(65%)
Interest expense	(27,687)	(518)	(27,169)	(5245%)
Other income (expense)	(19,173)	25,170	(44,343)	(176%)
Total other income (expense)	(46,659)	25,233	(71,892)	(285%)

Loss before provision for income taxes	(945,853)	(1,332,520)	386,667	29%
Provision for income taxes	(2,100)	(1,600)	(500)	(31%)
Net loss	$(947,953)	$(1,334,120)	$386,167	29%

Net Sales. Net sales decreased $405,692, or 22%, in the first six months of 2015 compared to the first six months of 2014 due to a $847,799 decrease in nonrecurring, project-based revenue, a net decrease of $69,827 in recurring revenue, and an increase of $511,934 in subcontract revenue. Nonrecurring revenue decreased due to changes in our project mix and resource strategy as we engaged on a higher volume of shorter duration projects during the period, which led to faster completion rates, higher overall profitability, and more effective balancing of our development resources between internal and external software development initiatives. The decrease in recurring revenue includes our loss of $61,041 in recurring revenue attributed to one customer that received outsourced data center management services from us, a legacy service offering that has low margins and that is not core to the business of providing digital broadcast solutions, and a net decrease of $8,786 attributed to reductions in customer usage or loss. During the quarter we performed subcontract services for one customer, including project oversight and the procurement and management of overseas development resources for their large development project, which will conclude in the third quarter of this year

Cost of Sales. Cost of sales decreased by $812,120, or 43%, to $1,063,303 in the first six months of 2015 compared to $1,875,423 in the first six months of 2014. The decrease resulted from a net reduction of $606,272 in payroll-related expense, reductions in both outside contractor expense and travel expense of $66,729 and $38,908, respectively, from changes in our project mix and resource strategy, and a reduction of $100,211 in customer infrastructure operating expenses eliminated largely through the relocation of our corporate office.

Gross Profit. We produced a gross profit of $343,674 in the first six months of 2015, an increase of $406,428, compared to a gross loss of $62,754 in the first six months of 2014. The increase in gross profit resulted from a $405,692 decrease in sales offset by an $812,120 decrease to cost of sales.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $196,631, or 47%, in the first six months of 2015 compared to the first six months of 2014. The net decrease resulted from a net reduction in payroll-related expense of $91,588, and reductions in both third party services and travel and related selling expenses of $71,368 and $33,675, respectively, as we shifted from a field sales model to one that leverages both inside sales and reseller channels to drive more profitable growth.

General and Administrative Expenses. General and Administrative expenses increased by $144,500 or 16%, in the first six months of 2015 compared to the first six months of 2014. The increase resulted from a net increase of $185,886 in payroll-related expense, an increase of $8,065 in fees paid to outside service providers, and a decrease of $49,450 in general operating expenses. These changes largely reflect our continued focus upon the internal development of AllDigital Brevity in general operating expenses.

Other Income (Expense). Other expense increased by $71,892 or 285% in the first six months of 2015 compared to the first six months of 2014. The increase resulted from higher net interest expense of $27,549, which includes $27,687 of interest expense recognized in 2015 from our convertible secured notes, the write off of $19,173 in leasehold improvements from the relocation of our corporate office, and a decrease in other income from 2014 of $25,170, which resulted from a one-time benefit from a vendor settlement of $46,765, and a write off of $21,595 for the cost of software that was determined to be without value.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the six months ended June 30, 2015 and 2014.

Liquidity and Capital Resources

During the six months ended June 30, 2015, we funded our operations primarily from issuing our 5% Senior Secured Convertible Notes, or 5% Notes, under our private placement memorandum. Working capital as of June 30, 2015 and December 31, 2014 was $162,571 and $55,968, respectively. We had accumulated losses of $5,780,429 and $4,832,476 at June 30, 2015 and December 31, 2014, respectively. Our available capital resources at June 30, 2015 consisted primarily of $630,518 in cash and cash equivalents.

As of June 30, 2015, we had current assets of $869,798, including $630,518 in cash and cash equivalents. Cash increased from $485,761 at December 31, 2014 to $630,518 at June 30, 2015, due primarily to $655,000 of cash provided by the issuance of our 5% Notes. Net cash used in operating activities was $488,467 and $1,168,721 for the years ended June 30, 2015 and 2014, respectively.

In April 2015, we sold $28,461 in principal of our 5% Notes to one of our vendors in a non—cash transaction, which resulted in the pay down of $28,461 in trade payables that were owed as of December 31, 2014. In April 2015 and May 2015, we sold an aggregate of $425,000 in principal of our 5% Notes to five investors. The 5% Notes we issued in April and May are convertible at a conversion price of $0.15 per share into an aggregate of up to 2,833,333 shares of our common stock. The 5% Notes are secured by all of our assets. We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

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

We believe that current and future available working capital resources and revenues generated from operations will be adequate to meet our anticipated working capital and capital expenditure requirements into the first quarter of 2016. Thus, we require additional financing. Our failure to raise capital could prevent our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

Except for the remedial actions described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13aa-15 under the Exchange Act that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, or internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 23, 2015, Donald Harris, an individual, Amir Ecker, an individual, and Alexander Keszeli, an individual, collectively the Plaintiffs, filed a complaint against us, Stephen Smith, an individual, and Timothy Napoleon, an individual, collectively the Defendants, in the Superior Court of California, County of Orange (Case No.: 30-2015-00800862-CU-SL-CXC). The Plaintiffs allege that they were collectively misled into purchasing $1,485,000 of our Convertible Promissory Notes, or Investor Convertible Notes. The Investor Convertible Notes were subsequently converted into shares of our common stock pursuant to the terms of the Investor Convertible Notes. We are in the process of answering the complaint. The ultimate resolution of this proceeding and matters are inherently difficult to predict; as such, our operating results could be materially affected by the unfavorable resolution of this proceeding for any particular period, depending, in part, upon the operating results for such period. We believe that the allegations made in the complaint are without merit and, as such, the Company intends to vigorously defend against the allegations made in the complaint.

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

We have a history of only nominal revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of June 30, 2015, we had an accumulated deficit of $5,780,429 and incurred a net loss of $947,953. We cannot predict when we will become profitable or if we ever will become profitable. We may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully selling our products and services and operating or expanding our business. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

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

We are seeking additional financing to meet our liquidity and capital expenditure requirements. Management believes that without additional financing, our current cash on hand and expected cash flow from operations will be sufficient to fund our liquidity and capital expenditure requirements only into the first quarter of 2016. Future financing may not be available on a timely basis, in sufficient amounts, on terms acceptable to us or at all. Any equity financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we would expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants could have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose any then-existing sources of financing and our ability to secure new financing may be impaired. In addition, any prospective debt or equity financing transaction will be subject to the negotiation of definitive documents and any closing under those documents will be subject to the satisfaction of numerous conditions, many of which could be beyond our control. We may be unable to obtain additional financing from one or more lenders or equity investors, or if funding is available, it may be available only on burdensome terms that may cause significant dilution to our stockholders and impose onerous financial restrictions on our business.

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

Our management evaluated our disclosure controls and procedures as of June 30, 2015 and concluded that as of that date, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to (i) insufficient resources, (ii) inadequate segregation of duties for key financial reporting functions, and (iii) insufficient segregation of duties for our executive officers.

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

For the three months ending June 30, 2015, our four largest billing relationships accounted for approximately 67% of our total billings. Our agreements with many of these key customers and/or partners expire in any given year unless renewed by the customer and/or partner, are terminable at any time upon short-term notice, or are otherwise generally terminable during 2015. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without an increase in revenue.

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

ALLDIGITAL HOLDINGS, INC.

August 14, 2015	By:	/s/ Michael Linos
Date		Michael Linos,
Chief Executive Officer

August 14, 2015		/s/ Brad Eisenstein
Date		Brad Eisenstein,
Chief Financial Officer and Chief Operating Officer

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

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

