Form 10-Q
period 2015-09-30
ALLDIGITAL HOLDINGS, INC.
filed 2015-11-16
CIK 1389217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015, there were 38,254,959 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$828,406	$485,761
Accounts receivable, net of allowance of $0- and $0-	100,539	361,276
Prepaid expenses and other current assets	50,799	50,944
Total current assets	979,744	897,981
Property and equipment, net	152,039	176,194
Purchased intangible assets, net	366,283	386,415
Other assets	18,737	18,626
Total assets	$1,516,803	$1,479,216

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts payable and accrued expenses	$617,829	$809,018
Deferred revenue	52,087	4,465
Other current liabilities	29,875	28,530
Total current liabilities	699,791	842,013

Long-term liabilities:
Long-term debt	2,218,461	750,000
Other liabilities	23,724	45,978
Total long-term liabilities	2,242,185	795,978

Commitments and Contingencies (Note 9)

Stockholders’ (Deficit) Equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none and none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized, 38,254,959 and 37,170,959 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	38,255	37,171
Additional paid-in capital	4,979,382	4,636,530
Accumulated deficit	(6,442,810)	(4,832,476)
Total stockholders’ (deficit) equity	(1,425,173)	(158,775)

Total liabilities and stockholders’ (deficit) equity	$1,516,803	$1,479,216

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	394,452	$949,866	$1,801,429	$2,762,535
Cost of sales	311,451	595,133	1,374,401	2,470,556
Gross profit (loss)	83,001	354,733	427,028	291,979
Operating expenses
Selling, marketing, and advertising	134,863	146,942	352,571	561,236
General and administrative	571,547	441,736	1,597,059	1,322,441
Total operating expenses	706,410	588,678	1,949,630	1,883,677
Loss from operations	(623,409)	(233,945)	(1,522,602)	(1,591,698)

Other income (expense)
Interest income	178	71	380	652
Interest expense	(39,053)	(152)	(66,740)	(670)
Other income (expense)	—	—	(19,173)	25,170
Total other income (expense)	(38,875)	(81)	(85,533)	25,152
Loss from operations before provision for income taxes	(662,284)	(234,026)	(1,608,135)	(1,566,546)
Provision for income taxes	(98)	(1,600)	(2,198)	(3,200)
Net loss	$(662,382)	$(235,626)	$(1,610,333)	$(1,569,746)
Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.04)
Basic and diluted weighted-average shares outstanding	38,254,959	36,345,857	38,155,750	35,709,742

See accompanying notes to these unaudited consolidated financial statements.

ALLDIGITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(1,610,333)	$(1,569,746)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	70,228	54,196
Provision for doubtful accounts	—	—
Stock based compensation	336,936	85,645
Stock issued for services	7,000	87,999
Loss on disposal of property and equipment	19,173	21,595
Changes in operating assets and liabilities:
Accounts receivable	260,737	162,864
Prepaid expenses and other current assets	143	(125,822)
Other assets	(111)	—
Deferred revenue	47,622	(329,535)
Accounts payable and accrued expenses	(27,227)	86,286
Net cash provided by (used in) operating activities	(895,832)	(1,526,518)

Cash Flows From Investing Activities
Purchase of property and equipment	(45,614)	(32,172)
Purchase of intangible assets	—	(3,763)
Net cash used in investing activities	(45,614)	(35,935)

Cash Flows From Financing Activities
Proceeds from issuance of secured notes payable	1,305,000	412,500
Payments on capital lease obligations	(20,909)	(11,673)
Net cash provided by financing activities	1,284,091	400,827
Net increase (decrease) in cash and cash equivalents	342,645	(1,161,626)
Cash and cash equivalents – beginning of period	485,761	1,300,932
Cash and cash equivalents – end of period	$828,406	$139,306

Supplemental disclosures of cash flow information:
Interest paid	$18,581	$670
Income taxes paid	$2,198	$3,200

SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2015 and 2014, the Company entered into the following noncash investing or financing transactions.

●	Sold $163,461 in principal of Notes to two of our vendors in a non-cash transaction, which resulted in the aggregate pay down of $163,461 in trade payables that were owed as of December 31, 2014.

●	Capital lease financing for computers and other equipment totaling $89,672.

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

AllDigital was incorporated in the state of California on August 3, 2009 and engineers software and hardware based digital broadcasting solutions to accelerate and optimize the distribution of digital video over the Internet. The Company’s digital broadcasting solutions are built around proprietary product and service offerings. The Company’s product offerings consist of AllDigital Brevity and AllDigital Cloud. AllDigital Brevity uses the Company’s patented technology to simultaneously transcode digital video files to multiple formats and to multiple destinations while transporting them at super-accelerated speeds over the Internet. AllDigital Cloud is a unified digital broadcasting and cloud services platform dedicated to ingesting, storing, preparing, securing, managing, monetizing, converting and distributing digital media and other forms of data across devices. AllDigital Integration Services provides consultation and software development services that enable the Company’s customers to integrate AllDigital Brevity and AllDigital Cloud into existing digital workflows, with services ranging from transition planning from competitive offerings to designing, building and hosting complete digital workflows.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the Company has included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the nine months ended September 30, 2015 are not indicative of the results that may be expected for the fiscal year ending December 31, 2015. You should read these unaudited condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting its business. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets and liabilities that may result from the outcome of this uncertainty. The Company has to date incurred recurring losses and has accumulated losses aggregating approximately $6.4 million as of September 30, 2015. The Company’s business strategy includes attempting to increase its revenue through investing further in its product development, sales, and marketing efforts of AllDigital Brevity. The Company intends to finance this portion of its business strategy through available working capital resources and raising additional funds to provide a long enough horizon for the Company to achieve cash flow profitability. Without further investment capital, management believes that current cash on-hand and cash flow from operations will finance the Company through the first quarter of 2016.

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

Monthly recurring revenues are recognized ratably over the period in which they are delivered and earned. The Company typically charges monthly recurring platform fees for AllDigital Brevity and AllDigital Cloud, as well as monthly recurring charges for its back-end storage, cloud processing, origin transit, and maintenance and support services. These fees are generally billed based on a minimum commitment plus actual usage basis, and the term of such customer contracts vary typically from 12 to 24 months.

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

Accounts Receivable

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The allowance for doubtful accounts was $0 at September 30, 2015, and $0 at December 31, 2014. The Company generally requires a deposit or advance services payments from its customers for certain contracts involving upfront capital investment, on-boarding, or development to facilitate its working capital needs.

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

At September 30, 2015, the Company had 210,000 warrants and 7,460,761 options that could potentially increase the number of shares outstanding. At September 30, 2015, the Company had sold $2,218,461 of its 5% Senior Secured Convertible Notes due December 31, 2017 (the “Exchange Notes”) that if converted at the note conversion price of $.15 per share, could potentially increase the number of shares outstanding by 14,789,740 shares. These instruments were excluded from the computation of the diluted loss per share as their impact is anti-dilutive.

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

Assets subject to this classification at September 30, 2015, and December 31, 2014, were cash and cash equivalents and are considered Level 1 assets.

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

Impairment of Long-Lived and Intangible Assets

The Company accounts for long-lived assets, that include property and equipment and identifiable intangible assets with infinite useful lives, in accordance with FASB ASC 350-30, that requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the Company may not recover the carrying amount of an asset. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If the Company determines that the asset may not be recoverable, the Company recognizes an impairment charge to the extent of the difference between the asset’s fair value and the asset’s carrying amount. The Company had no impairment charges during the nine months ended September 30, 2015 and 2014. Future amortization expense for the next five years is estimated to be approximately $9,726 per year.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2015, and December 31, 2014, consisted of the following:

	September 30, 2015	December 31, 2014

Furniture and fixtures	$11,873	$16,328
Leasehold improvements	3,272	3,772
Fixed assets under capital lease	69,490	89,672
Computer equipment	258,228	213,154
Software	45,833	45,833
Sign	—	2,050
Intangible assets	384,365	384,365
Less accumulated depreciation and amortization	(254,739)	(192,565)

	$518,322	$562,609

Accumulated amortization of assets under capital leases amounted to $30,884 and $17,997 at September 30, 2015 and December 31, 2014, respectively.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2015, and December 31, 2014, consisted of the following:

	September 30, 2015	December 31, 2014

Accounts payable	$199,356	$413,700
Accrued personnel costs	266,834	308,135
Accrued professional fees	32,505	76,825
Other	119,134	10,358

	$617,829	$809,018

NOTE 5 - NOTES PAYABLE

From October 2014 to July 2015 the Company issued its 5% Senior Secured Convertible Notes due December 31, 2016 (the “5% Notes”), under its private placement memorandum. The 5% Notes have a maturity date of December 31, 2016 (“Original Maturity Date”). The 5% Notes will bear interest at the rate of five percent (5%) per annum payable quarterly on the fifth (5th) day after the last business day of each calendar quarter. After the Original Maturity Date, and until the outstanding principal and accrued interest on the 5% Notes has been paid, the 5% Notes will bear interest at a rate of 1.0% per month. The outstanding principal under the 5% Notes is convertible at any time prior to repayment, in whole or in part, into shares of the Company’s common stock at a conversion price of $0.15 per share, subject to adjustment for stock splits, stock dividends and recapitalizations. All accrued interest on the 5% Notes shall be paid in cash upon any conversion of the 5% Notes. The 5% Notes are secured under the terms of the Security Agreement by a first priority lien on all of the Company’s tangible and intangible assets.

In October and November 2014, the Company entered into Securities Purchase Agreements with three investors, pursuant to which the Company issued and sold its 5% Notes with an aggregate principal of $750,000 for an aggregate purchase price of $750,000. The 5% Notes are convertible into an aggregate of up to 5,000,000 shares of the Company’s common stock. In connection with the sale of the 5% Notes, the Company entered into a Security Agreement with these investors and Richard P. Stevens, II. as collateral agent.

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

On July 8, 2015, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company issued and sold its 5% Notes with an aggregate total principal of $50,000 for an aggregate purchase price of $50,000. The 5% Note is convertible into an aggregate of 333,333 shares of the Company’s common stock. In connection with the sale of the 5% Notes, the Company entered into a Security Agreement with this investor and Richard P. Stevens, II. as collateral agent.

On July 20, 2015, the Company entered into a Securities Purchase Agreement with an investor, who also serves as a Vice President and Director of the Company, pursuant to which the Company issued and sold its 5% Notes with an aggregate total principal of $600,000 for an aggregate purchase price of $600,000. The 5% Note is convertible into an aggregate of up to 4,000,000 shares of the Company’s common stock. In connection with the sale of the 5% Notes, the Company entered into a Security Agreement with this investor and Richard P. Stevens, II. as collateral agent.

On July 31, 2015, the Company entered into an Amendment and Exchange Agreement (the “Exchange Agreement”) with certain investors representing a majority in principal amount of the Company’s outstanding 5% Notes. On July 31, 2015 (the “Closing Date”), under the terms of the Exchange Agreement, the Company issued $2,218,461 in principal amount of its 5% Senior Convertible Notes due December 31, 2017 (the “Exchange Notes”) in exchange for the 5% Notes (the “Exchange”). The Exchange Notes have substantially identical terms to the 5% Notes except that the maturity date of the Exchange Notes is December 31, 2017 and all unpaid interest due and payable under the Exchange Notes is due and payable on the new maturity date. The Exchange Notes are convertible into an aggregate of up to 14,789,740 shares of the Company’s common stock. On the Closing Date, under the terms of the Exchange Agreement, the 5% Notes were cancelled. The Exchange Notes are secured under the terms of an Amended and Restated Security Agreement, dated July 31, 2015, by and among the Company, Richard P. Stevens, II, as collateral agent, and certain of the investors representing a majority in principal amount of the outstanding 5% Notes, by a first priority lien on all of the Company’s tangible and intangible assets. On July 31, 2015, the Company consummated the Exchange, under which the Company issued the Exchange Notes in exchange for the 5% Notes.

On July 31, 2015, the investors holding a majority in principal amount of the Company’s outstanding 5% Notes waived the Company’s obligation to pay accrued interest due and payable under the 5% Notes that otherwise would have been due and payable on July 6, 2015.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The following is a schedule by years of future minimum lease payments under capital lease, together with the present value of the net minimum lease payments as of September 30, 2015.

Year ended September 30,
2016	32,616
2017	24,395
2018	-
Total minimum lease payments	57,011
Less: Amount representing interest	(3,412)
Present value of net minimum lease payments	53,599

The present value of net minimum lease payments is reflected in the balance sheet as current and noncurrent obligations under capital leases of $29,875 and $23,724, respectively.

Operating Leases

In 2014, the Company entered into a Lease Agreement for office space at 6 Hughes, Suite 200, Irvine, California, 92618, which is used as its corporate office. The initial three-year term expires December 31, 2017, and lease renewal is possible upon mutual agreement of the parties. Rent expense attributed to all operating leases for the nine months ended September 30, 2015 and 2014 was $138,662 and $186,580, respectively.

The Company has entered into various non-cancelable operating leases for computer servers. At September 30, 2015, future minimum rental commitments under these operating leases are:

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

As of September 30, 2015, there were no shares of preferred stock issued or outstanding.

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

Restricted Stock Units

During 2014, the Company issued 2,000,000 restricted stock units to an officer. At vesting each restricted stock unit will be exchanged for one share of its common stock. The restricted stock units vest in equal annual installments over the two-year period commencing on the anniversary of the date of grant. In January 2015, the Company issued 1,000,000 shares of its common stock to an executive officer and board member pursuant to his employment agreement and recognized $151,875 in related stock compensation expense as of September 30, 2015.

The following table summarizes the activity of the Company’s restricted stock units:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2014	2,000,000	$0.20
Granted	—	—
Vested	(1,000,000)	$0.20
Forfeited	—	—
Unvested at September 30, 2015	1,000,000	$0.20

The Company recorded $151,875 of expense relating to restricted stock units during the period ended September 30, 2015 and such expense is included in stock-based compensation expense in the Company’s Consolidated Statement of Operations.

As of September 30, 2015, the pre-tax compensation expense for all unvested restricted stock units in the amount of approximately $50,625 will be recognized in the Company’s results of operations over a weighted average period of 0.33 years.

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

A summary of the status of the options granted is as follows:

	Number of Shares Underlying Options	Weighted average exercise price	Weighted Average remaining contractual term - years
Outstanding, December 31, 2014	7,440,364	$0.13	9.29
Granted	577,500	$0.08	7.94
Forfeited/Expired	557,103	$0.22	-
Outstanding, September 30, 2015	7,460,761	$0.12	8.59
Exercisable, September 30, 2015	2,467,523	$0.14	7.98
Expected to vest, September 30, 2015(*)	2,980,064	$0.11	8.89

(*) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

At September 30, 2015, 7,460,761 shares of common stock were reserved for issuance under outstanding options under the Plan and 1,039,239 shares of common stock were available for grant under the Plan.

As of September 30, 2015, there was $321,186 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted average period of 2.88 years. The aggregate intrinsic value of the options outstanding at September 30, 2015 was $0 and the aggregate intrinsic value of the options exercisable or expected to vest in the future was $0.

Stock-based compensation expense for the nine months ended September 30, 2015 and 2014 was $185,061 and $85,645 respectively.

The fair value of the options granted by the Company for the nine months ended September 30, 2015 and 2014 is estimated at $44,532 and $756,561, respectively.

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

	Period Ended
	September 30, 2015	December 31, 2014
Dividend yield	-	-
Risk-free interest rate	1.34%	1.60% to 1.65%
Volatility	193%	193%
Expected life (in years)	5.9	7.0
Weighted average grant date fair value per share of options granted	$0.08	$0.12

The dividend yield is zero as the Company has not paid and currently does not anticipate paying dividends.

The risk-free interest rate is based on the U.S. Treasury bond.

Volatility is estimated based on comparable companies in the industry.

Warrants

A summary of the status of the warrants granted is as follows:

	Shares issuable upon exercising of outstanding warrants	Weighted-average exercise price

Outstanding – December 31, 2014	210,000	$0.26
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding – September 30, 2015	210,000	$0.26

Exercisable – September 30, 2015	210,000	$0.26

The following table summarizes information about warrants outstanding at September 30, 2015:

Outstanding				Exercisable
Range of exercise prices	Number of shares issuable upon exercise of outstanding warrants	Weighted—average remaining contractual life (in years)	Weighted—average exercise price	Number of warrants exercisable	Weighted— average exercise price
$0.25	150,000	0.92	$0.25	150,000	$0.25
$0.275	60,000	0.83	$0.275	60,000	$0.275
$0.25 - 0.275	210,000	0.89	$0.257	210,000	$0.257

NOTE 8 - INCOME TAXES

The Company establishes a valuation allowance when it is more likely than not that the Company’s recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. As of September 30, 2015 and December 31, 2014, the valuation allowance for deferred tax assets totaled approximately $1.8 million and $1.3 million, respectively. For the nine months ended September 30, 2015, the increase in the valuation allowance was $0.5 million.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of September 30, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $4.4 million and $4.4 million, respectively, which begin to expire in 2023. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

The Company has not recognized any liability for unrecognized tax benefits. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2015 and December 31, 2014, the Company had no accrual for the payment of interest or penalties. For Federal purposes, the years subject to examination are 2012-2014. For California purposes, the years subject to examination are 2011-2014.

NOTE 9 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Major Customers

At September 30, 2015 and December 31, 2014, four and two customers accounted for 76% and 68% of the outstanding accounts receivable, respectively.

For the nine months ended September 30, 2015 and 2014, six and three customers accounted for 76% and 64% of total revenue, respectively.

Major Vendors

At September 30, 2015 and December 31, 2014, four and three vendors accounted for 82% and 68% of the outstanding accounts payable, respectively.

For the nine months ended September 30, 2015 and 2014, four and one vendors accounted for 40% and 14% of total purchases, respectively.

Concentrations of Credit Risk

Financial instruments that may subject the Company to credit risk include uninsured cash-in-bank balances. The Company places its cash with high quality financial institutions located in Southern California. From time to time, such balances exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash balances. As of September 30, 2015, the Company’s uninsured cash balance was $579,519.

NOTE 10 - SEGMENT INFORMATION

The Company currently operates in one business segment, digital broadcasting solutions. All fixed assets are located at the Company’s headquarters and data centers located in the United States. All sales for the nine months ended September 30, 2015 were in the United States and Canada.

NOTE 11 - SUBSEQUENT EVENTS

On November 4, 2015, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company issued and sold its 5% Senior Secured Notes due December 31, 2017 (the “New 5% Notes”) with an aggregate total principal of $56,800 for an aggregate purchase price of $56,800. The New 5% Note is convertible into an aggregate of up to 378,667 shares of the Company’s common stock.

In connection with the sale of the New 5% Notes, the Company entered into a Security Agreement with this investor and Richard P. Stevens, II. as collateral agent. The New 5% Notes have a maturity date of December 31, 2017. The New 5% Notes will bear interest at the rate of five percent (5%) per annum payable on the maturity date. After the maturity date, and until the outstanding principal and accrued interest on the New 5% Notes has been paid, the New 5% Notes will bear interest at a rate of 1.0% per month. The outstanding principal under the New 5% Notes is convertible at any time prior to repayment, in whole or in part, into shares of the Company’s common stock at a conversion price of $0.15 per share, subject to adjustment for stock splits, stock dividends and recapitalizations. All accrued interest on the New 5% Note shall be paid in cash upon any conversion of the New 5% Notes. The New 5% Notes are secured under the terms of the Security Agreement by a first priority lien on all of the Company’s tangible and intangible assets.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Report, AllDigital Holdings, Inc. and AllDigital, Inc., as a consolidated entity, are referred to as “AllDigital”, the “Company”, “we”, “our” or “us.” To the extent we need to distinguish AllDigital Holdings, Inc. from AllDigital, Inc., we refer to AllDigital Holdings, Inc. as “AllDigital Holdings” and to AllDigital, Inc. as “AllDigital, Inc.” AllDigital is the registered owner of the AllDigital® trademark. Any other trademarks and service marks used in this Report are the property of their respective holders.

Certain Technical Terms

In this Report, we use certain technical terms to describe our business, which terms are important in understanding our business, including the following:

●	“apps” are software applications that operate on a device, and which can act as the front-end of a remotely hosted, cloud-based digital service.

●	“codec” is a device or computer program capable of encoding or decoding a digital data stream or signal.

●	“devices” are Internet-connected devices, including without limitation smartphones, tablet computers, desktop and laptop computers, gaming consoles, digital televisions, home theatre systems, streaming players, “smart” appliances and digital signage.

●	“digital broadcasting workflow” is a series of interconnected processes to ingest, store, prepare, secure, manage, monetize, convert and distribute live media feeds and video-on-demand and pay-per-view assets, as well as real-time data and other information to and from Apps on devices.

●	“digital services” are hosted, cloud-based software applications intended for use on, interactivity with, and the delivery of digital media to or from, one or more devices, through a digital broadcasting workflow. Examples of well-known digital services include NetFlix’s Movies On-Demand, Hulu, Pandora Radio, YouTube and Facebook.

●

“docker” is a container technology used to package an application and its dependencies in virtual containers to create highly distributed systems, allowing multiple applications and processes to run autonomously on a single physical machine or across multiple virtual machines.

●

“kuberenetes” created by Google is an open source orchestration system for Docker containers that provides a platform for automating deployment, scaling and operations of application containers across clusters of hosts.

●	“microservices” is a software architecture in which a large application is built as a suite of modular services.

●	“machine virtualization and multitenancy” refer to the act of creating a virtual (rather than actual) version of something, including (but not limited to) a virtual computer hardware platform, operating system (OS), storage device, or computer resources. Multitenancy allows these platform resources to be defined and allocated via software.

●	“pairing” is the process of setting-up, managing and maintaining the ongoing data exchange between a digital service and a device through the applicable digital broadcasting workflow. Pairing includes not only the initial process of ensuring the compatibility of the digital service with one or more devices operating on one or more device platforms, but may also include any or all of the following:

●	Managing various elements of and processes related to the ongoing data exchange between a digital service and a device, including device compatibility, security, quality of service, data and signal flows, and dynamic updates;

●	Applying business rules (e.g., subscriber eligibility and authentication) and processing to live media feeds, video-on-demand (e.g., converting master video files into formats compatible with the target devices), real-time data and other data assets, and digital services; and

●	Acting as the origin for data exchange between the digital services, through the digital broadcasting workflow, to the devices.

●	“video compression” uses modern coding techniques to reduce redundancy in video data. Most video compression algorithms and codecs combine spatial image compression and temporal motion compensation. Video compression is a practical implementation of source coding in information theory. In practice, most video codecs also use audio compression techniques in parallel to compress the separate, but combined data streams as one package.

General Overview

We engineer software and hardware based digital services and solutions that accelerate and optimize the distribution of digital video over the Internet. Our digital broadcasting solutions are built around proprietary product and service offerings.

AllDigital Brevity

AllDigital Brevity, or Brevity, is our file transport and transcoding service that uses our patented technology to simultaneously compress and transcode digital video files into one or many formats while transporting them to one or many destinations at super-accelerated speeds over the Internet.

AllDigital Cloud

AllDigital Cloud, or AD Cloud, is a unified digital broadcasting and cloud services platform dedicated to ingesting, storing, preparing, securing, managing, monetizing, converting and distributing digital media and other forms of data across devices.

AllDigital Integration Services

AllDigital Integration Services provides consultation and software development services that enable our customers to integrate Brevity and AD Cloud into existing digital workflows, with services ranging from transition planning and onboarding to designing, building and hosting complete digital workflows.

General Outlook

There are a number of market dynamics that we believe will drive significant demand for digital services over the next 3 to 5 years, including: (i) increasing popularity of OTT video streaming services, (ii) global improvements in Internet accessibility, (iii) substantial and growing demand for mobile devices and for viewing digital video on these devices, (iv) rapid technological advancements increasing the affordability of and access to devices capable of creating and viewing ultra high definition (4K) video, and (v) business applications for digital video across existing and evolving use cases. We believe that the growth of the digital services market will not be sustainable without the support from third party service providers that offer the digital services and solutions required to successfully develop, operate, and support digital media workflows.

Our ability to successfully generate future revenues is dependent on a number of factors, including: (i) access to capital and our success at growing our recurring revenues and operating cash flows to continue developing, operating and maintaining our proprietary Brevity and AD Cloud platforms and services, (ii) the ability to commercialize our portfolio of digital services, and (iii) our ability to attract and retain key sales, business, engineering, and other personnel as our business and service offerings continue to mature. We may encounter setbacks related to these activities.

Recent Developments

We plan to release an entirely new generation of our file transport and transcoding service, New Brevity, on December 1, 2015.

New Brevity has been completely re-architected and developed with the cloud in mind, incorporating many of the latest software architectural styles and technologies including microservices architecture, docker containers, and kuberenetes orchestration technology, and like all generations of Brevity, New Brevity has our patented technology at its core (United States Patent No. 8,533,166 B1 – Methods and systems for encoding/decoding files and transmission thereof, issued September 10, 2014; United States Patent No. 8,874,531 B2 – Methods and systems for encoding/decoding files and transmission thereof, issued October 28, 2014), which enables it to transcode video files as they are being delivered real time. We believe this to be a key differentiating benefit of our service.

For the past year we have been working closely with our Brevity customers and prospects, including broadcasters, global technology companies, entertainment companies, and OEM’s. Their valued feedback helped us to identify and prioritize the development of the new and newly enhanced features that are part of New Brevity, which include, (i) extensive and fully documented APIs, (ii) cloud agnostic capabilities, (iii) industry leading security protocols, (iv) multitenancy, (v) scalability, (vi) redundancy, (vii) speed (Brevity Warp™), (viii) broadcast codecs, and (ix) simplicity – a completely redesigned app that allows for point and click design and deployment of custom digital workflows, control over system resources, and the system-directed creation of transcoding profiles.

Following our launch of New Brevity, we anticipate the frequent addition of new features to New Brevity both from our feature roadmap and strategic use cases. We believe that the ability to frequently and rapidly add new features without impacting the performance of our service is critical to remaining relevant in our rapidly changing industry. New Brevity and its microservices based architecture will provide us with that capability through the use of a Continuous Delivery Pipeline.

We believe that New Brevity will serve as our platform for recurring revenue growth and cash flow profitability in the future.

Results of Operations – Three months ended September 30, 2015 and 2014

The following discussions are based on our statements of operations for the three months ended September 30, 2015 and 2014 (unaudited) and notes thereto.

The tables presented below, which compare our results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The second two data columns in each table show the dollar results for each period presented.

●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns. Where percentages would not be meaningful, an asterisk is shown.

Three months ended September 30, 2015 (Unaudited) Compared to

Three Months Ended September 30, 2014 (Unaudited)

	For the three months ended September 30,		Dollar variance favorable	%variance favorable
	2015	2014	(unfavorable)	(unfavorable)
Net sales	$394,452	$949,866	$(555,414)	(58.5)%
Cost of sales	311,451	595,133	283,682	47.7%
Gross profit	83,001	354,733	(271,732)	(76.6)%

Operating expenses
Selling, marketing and advertising	134,863	146,942	12,079	8.2%
General and administrative	571,547	441,736	(129,811)	(29.4)%
Total operating expenses	706,410	588,678	(117,732)	(20.0)%

Loss from operations	(623,409)	(233,945)	(389,464)	(166.5)%

Other income (expense)
Interest income	178	71	107	150.7%
Interest expense	(39,053)	(152)	(38,901)	(25592.8)%
Other income (expense)	-	-	-	* %
Total other income (expense)	(38,875)	(81)	(38,794)	(47893.8)%

Loss before provision for income taxes	(662,284)	(234,026)	(428,258)	(183.0)%
Provision for income taxes	(98)	(1,600)	1,502	93.9%
Net loss	$(662,382)	$(235,626)	$(426,756)	(181.1)%

Net Sales. Net sales decreased $555,414, or 58%, in the third quarter of 2015 compared to the third quarter of 2014 due to a $537,501 decrease in nonrecurring, project-based revenue, a net decrease of $42,768 in recurring revenue, and an increase of $24,855 in subcontract revenue. Nonrecurring revenue decreased due to changes in our project mix and resource strategy as we engaged on a higher volume of shorter duration projects during the quarter, which led to faster completion rates, higher overall profitability, and more effective balancing of our development resources between internal and external software development initiatives. The decrease in recurring revenue includes our loss of $28,923 in recurring revenue attributed to one customer that received outsourced data center management services from us, a legacy service offering that has low margins and that is not core to the business of providing digital broadcast solutions, and a net decrease of $13,845 attributed to customer losses and changes in customer usage. During the quarter, we performed subcontract services for one customer, including project oversight and the procurement and management of overseas development resources for their large development project, which we concluded this quarter.

Cost of Sales. Cost of sales decreased by $283,682, or 48%, in the third quarter of 2015 compared to the third quarter of 2014. The decrease resulted from a net reduction of $249,093 in payroll related expense, reductions in contractor expense and travel expense of $65,041 and $541, respectively, from changes in our project mix and resource strategy, and an increase of $30,993 in customer infrastructure operating expenses.

Gross Profit. We achieved a gross profit of $83,001 in the third quarter of 2015, a decrease of $271,732, or 77%, compared to a gross profit of $354,733 in the third quarter of 2014. The decrease in gross profit resulted from a $555,414 decrease in sales offset by a $283,682 reduction to cost of sales.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $12,079, or 8%, in the third quarter of 2015 compared to the third quarter of 2014. The net decrease resulted from a net increase in payroll-related expense of $21,964 and reductions in both third party services and travel and related selling expenses of $31,322 and $2,721, respectively, as we shifted from a field sales model to one that leverages both inside sales and reseller channels to drive more profitable growth.

General and Administrative Expenses. General and Administrative expenses increased by $129,811, or 29%, in the third quarter of 2015 compared to the third quarter of 2014. The increase resulted from net increases in employee payroll and fees to third party developers of $129,137 and $42,031, respectively, and decreases in fees for professional services and general operating expenses of $13,821 and $27,536, respectively. These changes largely reflect our continued focus upon the internal development of AllDigital Brevity in general operating expenses.

Other Income (Expense). Other expense increased by $38,794, or 47,894%, in the third quarter of 2015 compared to $81 in the third quarter of 2014. The increase resulted from higher net interest expense of $38,901, which includes $37,957 of interest expense recognized in 2015 from our convertible secured notes, and a decrease of $107 in interest income.

Results of Operations – Nine Months Ended September 30, 2015 and 2014

The following discussions are based on the consolidated balance sheets as September 30, 2015 (unaudited) and December 31, 2014 and statements of operations for the nine months ended September 30, 2015 and 2014 (unaudited) and notes thereto.

The tables presented below, which compare AllDigital’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The second two data columns in each table show the dollar results for each period presented.

●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns. Where percentages would not be meaningful, an asterisk is shown.

Nine months ended September 30, 2015 (Unaudited) Compared to

Nine Months Ended September 30, 2014 (Unaudited)

	For the nine months ended September 30,		Dollar variance favorable	%variance favorable
	2015	2014	(unfavorable)	(unfavorable)
Net sales	$1,801,429	$2,762,535	$(961,106)	(34.8)%
Cost of sales	1,374,401	2,470,556	1,096,155	44.4%
Gross profit	427,028	291,979	135,049	46.3%

Operating expenses
Selling, marketing and advertising	352,571	561,236	208,665	37.2%
General and administrative	1,597,059	1,322,441	(274,618)	(20.8)%
Total operating expenses	1,949,630	1,883,677	(65,953)	(3.5)%

Loss from operations	(1,522,602)	(1,591,698)	69,096	4.3%

Other income (expense)
Interest income	380	652	(272)	(41.7)%
Interest expense	(66,740)	(670)	(66,070)	(9861.2)%
Other income (expense)	(19,173)	25,170	(44,343)	(176.2)%
Total other income (expense)	(85,533)	25,152	(110,685)	(440.1)%

Loss before provision for income taxes	(1,608,135)	(1,566,546)	(41,589)	2.7%
Provision for income taxes	(2,198)	(3,200)	1,002	31.3%
Net loss	$(1,610,333)	$(1,569,746)	$(40,587)	(2.6)%

Net Sales. Net sales decreased $961,106, or 35%, in the first nine months of 2015 compared to the first nine months of 2014 due to a $1,332,222 decrease in nonrecurring, project-based revenue, a net decrease of $165,672 in recurring revenue, and an increase of $536,788 in subcontract revenue. Nonrecurring revenue decreased due to changes in our project mix and resource strategy as we engaged on a higher volume of shorter duration projects during the period, which led to faster completion rates, higher overall profitability, and more effective balancing of our development resources between internal and external software development initiatives. The decrease in recurring revenue includes our loss of $89,964 in recurring revenue attributed to one customer that received outsourced data center management services from us, a legacy service offering that has low margins and that is not core to the business of providing digital broadcast solutions, and a net decrease of $75,711 attributed to reductions in customer usage or loss. During the quarter we performed subcontract services for one customer, including project oversight and the procurement and management of overseas development resources for their large development project, which we concluded this quarter.

Cost of Sales. Cost of sales decreased by $1,096,155, or 44%, to $1,374,401 in the first nine months of 2015 compared to $2,470,556 in the first nine months of 2014. The decrease resulted from a net reduction of $855,365 in payroll-related expense, reductions in both outside contractor expense and travel expense of $273,348 and $36,680, respectively, from changes in our project mix and resource strategy, and an increase of $69,238 in customer infrastructure operating expenses.

Gross Profit. We produced a gross profit of $427,028 in the first nine months of 2015, an increase of $135,049, compared to a gross profit of $291,979 in the first nine months of 2014. The increase in gross profit resulted from a $961,106 decrease in sales offset by a $1,096,155 decrease to cost of sales.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $208,665, or 37%, in the first nine months of 2015 compared to the first nine months of 2014. The net decrease resulted from a net reduction in payroll-related expense of $69,624, and reductions in both third party services and travel and related selling expenses of $102,838 and $36,203, respectively, as we shifted from a field sales model to one that leverages both inside sales and reseller channels to drive more profitable growth.

General and Administrative Expenses. General and Administrative expenses increased by $274,618 or 21%, in the first nine months of 2015 compared to the first nine months of 2014. The increase resulted from net increases in employee payroll and fees to third party developers of $315,716 and $150,756, respectively, and decreases in fees for professional services and general operating expenses of $110,670 and $81,184, respectively. These changes largely reflect our continued focus upon the internal development of AllDigital Brevity in general operating expenses.

Other Income (Expense). Other expense increased by $110,685 or 440% in the first nine months of 2015 compared to the first nine months of 2014. The increase resulted from higher net interest expense of $66,070, which includes $67,088 of interest expense recognized in 2015 from our convertible secured notes, a decrease of $2,422 in losses on disposal of assets, an increase in interest income of $272, and an increase in other expense of $46,765 for a one-time benefit from a vendor settlement that was recognized in 2014.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the nine months ended September 30, 2015 and 2014.

Liquidity and Capital Resources

During the nine months ended September 30, 2015, we funded our operations primarily from issuing our 5% Senior Secured Convertible Notes due December 31, 2016, or 5% Notes, which were subsequently exchanged pursuant to the Amendment and Exchange Agreement to our 5% Senior Secured Convertible Notes due December 31, 2017, or Exchange Notes. Working capital as of September 30, 2015 and December 31, 2014 was $279,953 and $55,968, respectively. We had accumulated losses of $6,442,810 and $4,832,476 at September 30, 2015 and December 31, 2014, respectively. Our available capital resources at September 30, 2015 consisted primarily of $828,406 in cash and cash equivalents.

As of September 30, 2015, we had current assets of $979,744, including $828,406 in cash and cash equivalents. Cash increased from $485,761 at December 31, 2014 to $828,406 at September 30, 2015, due primarily to $1,305,000 of cash provided by the issuance of our 5% Notes. Net cash used in operating activities was $895,832 and $1,526,518 for the nine months ended September 30, 2015 and 2014, respectively.

On August 10, 2015, we received notice from a longstanding, material customer of their plan to insource and reduce the majority of their AllDigital services, representing approximately $19,000 of our monthly recurring revenue and 9.6% of our total revenue for the nine months ended September 30, 2015. This reduction in services became effective on October 9, 2015 and is not reflected in our financial results.

We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Our future success is dependent upon a number of factors, including (i) access to capital, and our success at growing our recurring revenues and operating cash flows to continue developing, operating and maintaining our proprietary AllDigital Brevity and AllDigital Cloud platforms and services, including our successful launch of and sufficient customer demand for New Brevity, which we believe will serve as our platform for recurring revenue growth and cash flow profitability in the future, (ii) the ability to commercialize our portfolio of digital broadcasting solutions, and (iii) our ability to attract and retain key sales, business and product development, and other personnel as our business and offerings continue to mature. We may encounter setbacks related to these activities.

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

We believe that when considering the loss of our material customer, current and future available working capital resources and revenues generated from operations will be adequate to meet our anticipated working capital and capital expenditure requirements through the first quarter of 2016. Thus, we require additional financing. Our failure to raise capital could prevent our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in internal control over financial reporting described below.

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

We expect that these improvements and procedures will be substantially implemented by March 31, 2016, and we intend to continue to monitor the effectiveness of these actions and will make changes that management determines are appropriate.

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

Changes in Internal Control over Financial Reporting

Except for the remedial actions described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13aa-15 under the Exchange Act that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, or internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 23, 2015, Donald Harris, an individual, Amir Ecker, an individual, and Alexander Keszeli, an individual, collectively the Plaintiffs, filed a complaint against AllDigital Holdings, Inc., Stephen Smith, an individual, and Timothy Napoleon, an individual, collectively the Defendants, in the Superior Court of California, County of Orange (Case No.: 30-2015-00800862-CU-SL-CXC). The Plaintiffs allege that they were collectively misled into purchasing $1,485,000 of our Convertible Promissory Notes, or Investor Convertible Notes. The Investor Convertible Notes were subsequently converted into shares of our common stock pursuant to the terms of the Investor Convertible Notes. We are in the process of answering the complaint. The ultimate resolution of this proceeding and matters are inherently difficult to predict; as such, our operating results could be materially affected by the unfavorable resolution of this proceeding for any particular period, depending, in part, upon the operating results for such period. We believe that the allegations made in the complaint are without merit and, as such, the Company intends to vigorously defend against the allegations made in the complaint.

In addition, we are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible that the outcome of those legal proceedings, claims and litigation could adversely affect our quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not adversely affect in any material respect our financial position, results of operations or cash flows.

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

We have a history of only nominal revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of September 30, 2015, we had an accumulated deficit of $6,442,810 and incurred a net loss of $1,610,333 during the nine months ended September 30, 2015. We cannot predict when we will become profitable or if we ever will become profitable. We may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully selling our products and services and operating or expanding our business. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

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

We are seeking additional financing to meet our liquidity and capital expenditure requirements. Management believes that without additional financing, our current cash on hand and expected cash flow from operations will be sufficient to fund our liquidity and capital expenditure requirements only through the first quarter of 2016. Future financing may not be available on a timely basis, in sufficient amounts, on terms acceptable to us or at all. Any equity financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we would expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants could have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose any then-existing sources of financing and our ability to secure new financing may be impaired. In addition, any prospective debt or equity financing transaction will be subject to the negotiation of definitive documents and any closing under those documents will be subject to the satisfaction of numerous conditions, many of which could be beyond our control. We may be unable to obtain additional financing from one or more lenders or equity investors, or if funding is available, it may be available only on burdensome terms that may cause significant dilution to our stockholders and impose onerous financial restrictions on our business.

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

Our management evaluated our disclosure controls and procedures as of September 30, 2015 and concluded that as of that date, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to (i) insufficient resources, (ii) inadequate segregation of duties for key financial reporting functions, and (iii) insufficient segregation of duties for our executive officers.

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

We have only recently deployed the full production version of AllDigital Brevity. Accordingly, our AllDigital Brevity platform may not perform as expected and we may not be able to address some or all of the early stage production challenges that may occur. Even if our AllDigital Brevity platform performs as expected, we may not be successful in marketing and selling the platform to current or potential customers. Any failure to address early production or market acceptance challenges would significantly harm our results of operations and financial condition.

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

For the three months ending September 30, 2015, our four largest billing relationships accounted for approximately 67% of our total billings. Our agreements with many of these key customers and/or partners expire in any given year unless renewed by the customer and/or partner, are terminable at any time upon short-term notice, or are otherwise generally terminable during 2015. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without an increase in revenue.

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

Our networks handle personal data, and we may be subject to liability for any loss or breach of such data.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit Number	Description

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

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

ALLDIGITAL HOLDINGS, INC.

November 16, 2015	By:	/s/ Michael Linos
Date		Michael Linos,
Chief Executive Officer

November 16, 2015		/s/ Brad Eisenstein
Date		Brad Eisenstein,
Chief Financial Officer and Chief Operating Officer

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

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

